Form 10-Q
period 2003-03-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2003-05-14
CIK 1171078, 1171079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Form 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2003.

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

Commission file number 333-87202

CIRCUS AND ELDORADO JOINT VENTURE SILVER LEGACY CAPITAL CORP.

(Exact names of registrants as specified in their charters)

Nevada	88-0310787
Nevada	71-0868362

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 North Virginia Street, Reno, Nevada 89501

(Address of principal executive offices, including zip code)

(800) 687-7733

(Registrants’ telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether either of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at May 14, 2003 was 2,500.  All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE
SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,460	$14,913
Accounts receivable, net	3,261	3,573
Inventories	1,578	1,823
Prepaid expenses and other	3,680	3,318

Total current assets	18,979	23,627
PROPERTY AND EQUIPMENT, NET	270,882	272,940
OTHER ASSETS, NET	7,766	7,969

Total Assets	$297,627	$304,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORDO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	December 31, 2002

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—
Accounts payable	3,568	3,412
Accrued interest	1,395	5,422
Accrued and other liabilities	7,478	8,351

Total current liabilities	12,441	17,185
LONG-TERM DEBT, LESS CURRENT PORTION	166,445	168,430
OTHER LONG-TERM LIABILITIES	2,059	1,855

Total liabilities	180,945	187,470
PARTNERS’ EQUITY	116,682	117,066

Total Liabilities and Partners’ Equity	$297,627	$304,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,

	2003	2002

OPERATING REVENUES:
Casino	$19,481	$21,548
Rooms	7,602	7,793
Food and beverage	8,123	8,548
Other	1,696	1,700

	36,902	39,589
Less: promotional allowances	(3,403)	(3,219)

Net operating revenues	33,499	36,370

OPERATING EXPENSES:
Casino	10,122	10,242
Rooms	2,678	2,876
Food and beverage	5,517	5,859
Other	1,261	1,260
Selling, general and administrative	7,309	6,946
Depreciation	2,629	3,007
Gain on sale of assets	(15)	—

Total operating expenses	29,501	30,190

OPERATING INCOME	3,998	6,180

OTHER (INCOME) EXPENSE:
Interest income	(1)	(10)
Interest expense	4,354	2,644
Loss on early redemption of debt	—	134
Other expense	29	—

Total other (income) expense	4,382	2,768

NET (LOSS) INCOME	$(384)	$3,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total

BALANCE, December 31, 2002	$53,533	$63,533	$117,066
Net loss	(192)	(192)	(384)

BALANCE, March 31, 2003	$53,341	$63,341	$116,682

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(384)	$3,412

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,810	3,269
Gain on sale of assets	(15)	—
Loss on early redemption of debt	—	134
Increase in accrued pension cost	204	—
Changes in current assets and current liabilities:
Decrease in accounts receivable, net	312	396
Decrease in inventories	245	138
(Increase) in prepaid expenses	(367)	(544)
Increase in accounts payable	156	338
(Decrease) in accrued guarantee fees to related party	—	(185)
(Decrease) increase in accrued interest	(4,027)	1,181
(Decrease) increase in accrued and other liabilities	(873)	1,579

Total adjustments	(1,555)	6,306

Net cash (used in) provided by operating activities	(1,939)	9,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	19	—
Decrease (increase) in other assets	39	(141)
Purchase of property and equipment	(571)	(560)

Net cash used in investing activities	(513)	(701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	3,000	31,200
Proceeds from issuance of mortgage notes	—	159,378
Distributions to partners	—	(39,703)
Debt issuance costs	(1)	(5,798)
Payments on bank credit facility	(5,000)	(150,200)

Net cash used in financing activities	(2,001)	(5,123)

Net (decrease) increase in cash and cash equivalents	(4,453)	3,894
Cash and cash equivalents at beginning of period	14,913	12,256

Cash and cash equivalents at end of period	$10,460	$16,150

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,200	$1,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

          Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by Mandalay Resort Group) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership.  The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995.  ELLC contributed land to the Partnership with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000.  Galleon contributed cash to the Partnership of $51,900,000 to comprise their total equity investment.  Each partner has a 50% interest in the Partnership.

          The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”).  Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues.  All significant intercompany accounts and transactions have been eliminated in consolidation.

          In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting standards generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2002.

Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  The Partnership adopted SFAS No. 143 effective January 1, 2003.  The adoption of this statement did not have a material impact on its financial condition or results of operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.”  SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.”  Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of operations.  SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30.  This statement is effective for the Partnership’s 2003 fiscal year and early adoption is permitted.  In May 2002, the Partnership adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The Partnership adopted SFAS No. 146 effective January 1, 2003.  The adoption of this statement did not have a material impact on its financial condition or results of operations.

Note 2.   Certain Risks and Uncertainties

          A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California.  A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results.  On September 10, 1999, California lawmakers approved a constitutional amendment that would give Native American tribes the right to offer slot machines and a range of house-banked card games.  On March 7, 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations.

          The United Auburn Indian Community (“UAIC”) has entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage a gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento.  On September 17, 2002, the United States Department of Interior accepted the 49-acre site into trust for the UAIC, and Station Casinos, Inc. announced an approximately $215 million, 200,000 square foot gaming and entertainment facility which is anticipated to open in June or July 2003.  Based on its size and proximity, we believe the opening of this new facility will impact our operations.  While we cannot predict the extent of the potential impact, it could be significant.

Note 3.   Long-Term Debt

          Long-term debt consisted of the following (in thousands):

	March 31, 2003	December 31, 2002,

Amounts due under credit facilities at floating interest rates, weighted average of 4.32% and 4.57%,respectively; due March 2007	$7,000	$9,000
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $555 and $570, respectively)	159,445	159,430

	166,445	168,430
Less—current portion	—	—

	$166,445	$168,430

          On March 5, 2002, the Partnership and Capital (the “Issuers”) issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”).  Concurrent with issuing the Notes, the Partnership entered into a new senior secured credit facility (the “New Credit Facility”) for $40,000,000.  The proceeds from the Notes, together with $26,000,000 in borrowings under the New Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under the prior bank credit facility (the “Bank Credit Facility”) and to fund $30,000,000 of distributions to the Partners.  In addition, the remaining proceeds along with operating cash flow were used to pay $6,300,000 in related fees and expenses of the transactions.  These fees were capitalized and are included in other assets.  Deferred loan costs of $134,000 related to the Bank Credit Facility were written-off upon repayment in full of the Bank Credit Facility.

          The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt

and senior to any subordinated debt.   The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes.  Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes.  The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

          The New Credit Facility provides for a $20,000,000 senior secured revolving credit facility and a five-year term loan facility (originally $20,000,000 and permanently reduced to $7,000,000 at March 31, 2003), each of which bears interest at floating rates based on LIBOR plus a spread.  The commitment under the term loan facility reduces as follows:  $1,000,000 per quarter beginning March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007.  During the three months ended March 31, 2003, the Partnership paid $2,000,000 on its term loan facility which constituted a permanent reduction of that amount in the term loan facility.  Prepayments on the term loan portion of the New Credit Facility permanently reduce the amount of the term loan and qualify as payments toward the quarterly amortization of the term loan according to the schedule set forth above.  During the three months ended March 31, 2003, $3,000,000 was borrowed and subsequently paid on the revolving portion of the credit facility.  As of March 31, 2003, under its most restrictive covenants, the Partnership had the ability to borrow an additional $1,500,000 of the $20,000,000 available under its revolving credit facility.

          The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions.  As of March 31, 2003, the Partnership was in compliance with all of its covenants.

Note 4.   Related Parties

          Each of our Partners operates a casino attached and adjacent to Silver Legacy.  Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

          As a condition to the Bank Credit Facility, Mandalay Resort Group (“MRG”) guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Partnership as necessary to maintain a minimum coverage ratio (as defined).  As compensation for the make-well agreement, MRG received a guarantee fee of 1½% of the outstanding balance of the Bank Credit Facility.  The Partnership made payments totaling $563,000 on its guarantee fee commitment for the period ended March 31, 2002.  On March 5, 2002, MRG’s obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated.  All unpaid guarantee fees were paid in full in March 2002.

Note 5.   Supplemental Executive Retirement Plan

          Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees.  The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level.  The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit.  While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants.  The Partnership anticipates that its periodic pension cost for the year ending December 31, 2003 will be approximately $789,000, of which $204,000 has been accrued as of March 31, 2003.

Note 6.   Partnership Agreement

          Concurrent with the issuance of the Notes on March 5, 2002, the Partnership's partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “Partnership Agreement”).  The Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership.  The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the Partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

Note 7.   Subsequent Events

         On April 8, 2003, the Partnership and Bank of America N.A. entered into a new fixed-to-floating swap agreement with a $60,000,000 notional amount.  Pursuant to this swap agreement, which has an expiration date of March 1, 2006, we receive interest at a fixed rate of 10.125% per annum and we pay interest based on a floating rate index that is computed on a 6-month LIBOR, in arrears, plus 7.36%.  The amounts due under the swap agreement are payable on September 1 and March 1 of each year, beginning September 1, 2003.  This interest rate swap does not meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, we will be required to record the changes in the fair market value of the contract on a quarterly basis in our statement of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group, formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish Circus and Eldorado Joint Venture, a partnership (the “Partnership”), for the purpose of constructing, owning and operating Silver Legacy Resort Casino (“Silver Legacy”).  Silver Legacy Capital Corp., a wholly owned subsidiary of the Partnership (“Capital”), was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

          On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada.  Currently, Silver Legacy is a leader within the Reno market in terms of size, offering the largest number of slot machines, table games and the second largest number of hotel rooms of any property in the Reno market.  Silver Legacy’s net operating revenues and income are derived largely from our gaming activities.  In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments.  Rooms also contribute a large portion of our net revenues.

          Our operating results are highly dependent on the volume of customers visiting and staying at our resort.  Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers.  The amount of volume we retain is recognized as casino revenues and is referred to as our win or hold.  In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business.

Recently Issued Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This statement applies to all entities and to all legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and the normal operation of a long-lived asset, except for certain obligations of lessees.  The Partnership adopted SFAS No. 143 effective January 1, 2003.  The adoption of this statement did not have a material impact on its financial condition or results of operations.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.”  SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.”  Under SFAS 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of operations.  SFAS 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30.  This statement is effective for the Partnership’s 2003 fiscal year and early adoption is permitted.  In May 2002, the Partnership adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  A fundamental conclusion reached by the FASB in SFAS No. 146 is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  This statement also establishes that fair value is the objective for initial measurement of the liability.  The Partnership adopted SFAS No. 146 effective January 1, 2003.  The adoption of this statement did not have a material impact on its financial condition or results of operations.

Critical Accounting Policies

          Our discussion and analysis of our results of operations and financial condition that follows are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

     Gross Revenues and Promotional Allowances

          In accordance with industry practice, we recognize as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then is deducted as promotional allowances.

     Property and Equipment and Other Long-Lived Assets

          Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. As of March 31, 2003, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

     Reserve for Uncollectible Accounts Receivable

          We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount we reserve, we review our aged accounts receivables, consider our historical level of credit losses and make judgments about the creditworthiness of customers based on ongoing credit evaluations and relationships. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates.

     Self Insurance Reserves

          Silver Legacy is self insured up to certain limits for our general liability, group health insurance and workmens’ compensation programs. We analyze historical and current pending claims information to estimate amounts to be accrued. In order to mitigate our potential exposure, we have obtained certain stop loss policies.

Recent Developments

          A significant portion of the Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California that has occurred to date. In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California. Station Casinos, Inc., an established gaming operator, has entered into agreements with the United Auburn Indian Community to develop and manage Thunder Valley Casino, a gaming and entertainment facility being constructed on a 49-acre site approximately 21 miles northeast of Sacramento. Station Casinos, Inc. has announced that Thunder Valley Casino is anticipated to offer between 1,250 and 2,000 slot machines and 100 table games, dining and entertainment amenities, and parking for 3,000 vehicles. Construction is reported to have commenced in October 2002 with the property to be completed in phases, including an anticipated opening of the casino in June or July 2003. Based on its size and proximity, we believe the opening of this new facility will impact our operations. While we cannot predict the extent of the potential impact, it could be significant.

          Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006 and will be organized in such a manner that it will not prevent pedestrian or vehicular traffic from crossing the railroad tracks within the downtown area. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. This project is expected to be finished in 2005. At this time we cannot determine the effect of these projects on our operations, particularly during their construction periods.

Three Months Ended March 31, 2003 Compared to
Three Months Ended March 31, 2002

Net Revenues

          Net revenues decreased $2.9 million, or 7.9%, to $33.5 million for the three months ended March 31, 2003 from $36.4 million for the three months ended March 31, 2002, primarily due to declines in casino and food and beverage revenues.  The threat of war with Iraq and its commencement in mid-March exacerbated the continued negative impact of a weak national economy.  In addition, increasing competition from Native American gaming in northern California remained a factor affecting our operating results during the first quarter of 2003.

          For the three months ended March 31, 2003 in comparison to the three months ended March 31, 2002, casino revenues decreased $2.1 million, or 9.6%, due to declines in tables games drop and slot handle.  In addition to the previously discussed economic issues, our casino volume was adversely affected by the disruption caused by our casino carpet replacement and remodeling in the casino area during the months of January and February 2003.  Moreover, lower hold percentages in both the table games and slots departments resulted in reduced casino revenues in comparison to the same prior year period.

          Room revenues for the three months ended March 31, 2003, decreased $0.2 million, or 2.5%, in comparison to the same prior year period.  Our room occupancy for the three months ended March 31, 2003 declined to 74.2% compared to 78.7% for the three months ended March 31, 2002.  However, our ADR for the three months ended March 31, 2003 rose to $60.11 from $57.68 for the three months ended March 31, 2002.  This increase in ADR was in part due to the benefit of increased convention business during the first quarter.  Also contributing to the increase was the Women’s International Bowling Congress tournament that began to produce room nights during the last two weeks of March 2003 and will continue through early July 2003.

          For the three months ended March 31, 2003, food and beverage revenues decreased $0.4 million, or 5.0%, in comparison to the same prior year period.  Decreased casino traffic and room occupancy during the first quarter, in conjunction with a reduction in banquet volume, resulted in a 9.2% decline in food customer counts.  This decrease in customer counts was in part offset by a 2.8% increase in our average check that was attributable to selective menu pricing increases.

          Other revenues, comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items, were flat at $1.7 million for the three months ended March 31, 2003 and 2002.  Our entertainment schedule, the main element affecting other revenues, was similar in both years.

          Promotional allowances, expressed as a percentage of gross revenues, increased to 9.2% for the three months ended March 31, 2003 in comparison to 8.1% for the three months ended March 31, 2002.  This increase was primarily due to an increase in the number of special events for which promotional allowances were given during the first quarter in comparison to the same prior year period.

Operating Expenses

          Operating expenses decreased $0.7 million, or 2.3%, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, principally due to declines in rooms and food and beverage expenses.

          For the three months ended March 31, 2003, casino expenses decreased $0.1 million, or 1.2%, compared to the same prior year period in concurrence with the previously discussed casino volume decreases.  Declines in casino payroll expenditures and state gaming taxes were partially offset by an increase in casino marketing expenses.

          Room expenses for the three months ended March 31, 2003 compared to the same prior year period declined $0.2 million, or 6.9%, primarily due to reductions in payroll, supplies and laundry expenses.  The $2.43 increase in ADR combined with successful efforts to control hotel expenses resulted in increased departmental profit despite a decline in occupancy during the first quarter.

          Food and beverage expenses decreased $0.3 million, or 5.8%, for the three months ended March 31, 2003 in comparison to the three months ended March 31, 2002 primarily due to savings in food cost of sales.  However, food payroll and beverage cost of sales, each as a percentage of revenues, increased during the three months ended March 31, 2003.  In addition, other expenses increased during the three months ended March 31, 2003 in comparison to the same prior year period principally due to purchases of new uniforms and china for several of the food outlets.

          Other expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees.  For the three months ended March 31, 2003 and 2002, other expenses remained flat at $1.3 million due to a consistent entertainment schedule during both periods.

          For the three months ended March 31, 2003 compared to the same prior year period, selling, general and administrative expenses rose $0.4 million, or 5.2%, resulting from increases in fixed property costs and facilities expenses.  Due to increased general liability insurance costs and property taxes, fixed property costs grew $0.3 million, or 26.5%. Facilities expenses increased $0.3 million, or 10.1%, mainly due to higher gas and electric utilities expenses.  During the three months ended March 31, 2003 in comparison to the three months ended March 31, 2002, administration expenses declined $0.1 million, or 4.6%, primarily due to decreases in payroll, professional services and equipment rental fees.  In addition, advertising expenditures declined $0.1 million, or 4.9%, during the three months ended March 31, 2003.

Other (Income) Expense

          Other (income) expense is comprised of interest income, interest expense and other expense.  Interest expense increased $1.7 million for the three months ended March 31, 2003 compared to the same prior year period.  This increase resulted from higher average outstanding borrowings combined with higher average interest rates resulting from our issuance in March 2002 of our $160 million principal amount of 10 1/8% mortgage notes (“Notes”) and related transactions described under “Liquidity and Capital Resources.”  Other expense of $0.1 million was recognized during the three months ended March 31, 2003 due to a change in the cash surrender value of life insurance contracts purchased to fund our supplemental executive retirement plan.  For the three months ended March 31, 2002, $0.1 million related to our previous bank credit facility was written-off and recorded as a loss from the early retirement of debt.

Liquidity and Capital Resources

          During the three months ended March 31, 2003, net cash used in operating activities was $1.9 million compared to $9.7 million provided by operating activities for the three months ended March 31, 2002.  This decrease in cash flow resulted from a net loss of $0.4 million during the three months ended March 31, 2003 together with a cash payment of $8.1 million for interest due on our Notes.  As of March 31, 2003, cash and cash equivalents were $10.5 million, sufficient for normal operating requirements.

          Cash used in investing activities for the three months ended March 31, 2003 was $0.5 million compared to $0.7 million for the three months ended March 31, 2002.  Cash used in investing activities in 2003 and 2002 related primarily to capital expenditures for various renovation projects and equipment purchases.  Capital spending for the three months ended March 31, 2003 and 2002 remained flat at $0.6 million.

          Cash used in financing activities was $2.0 million for the three months ended March 31, 2003 compared to $5.1 million for the three months ended March 31, 2002. During the three months ended March 31, 2003, there were no tax payments due, and as a result, no distributions were made to our partners.  During the three months ended March 31,

2003, a prepayment in the principal amount of $2.0 million was made on the term portion of the credit facility. Prepayments on the term loan portion of the credit facility permanently reduce the amount of the term loan.  During the three months ended March 31, 2003, $3.0 million was borrowed and subsequently paid on the revolving portion of the credit facility.  As of March 31, 2003, the Partnership was in compliance with all of its covenants, including the covenants in our new credit facility and those in the indenture relating to the Notes, and, under our most restrictive covenants, we had the ability to borrow an additional $1.5 million under the revolving portion of our credit facility.  See “Senior Secured Credit Facility” below.

          Concurrent with the issuance of the Notes on March 5, 2002, the Partnership entered into a new senior secured credit facility comprised of a term loan facility (originally $20.0 million and permanently reduced to $7.0 million at March 31, 2003) that amortizes over a period of five years and a $20.0 million revolving credit facility with a five-year maturity. The proceeds from the Notes, together with $26.0 million of borrowings under our new credit facility and operating cash of $0.6 million, were used to repay $150.2 million, representing all of the indebtedness outstanding under our prior credit facility, to fund $30.0 million of distributions to the Partnership’s partners, ELLC and Galleon, and to pay $5.8 million in fees and expenses related to the transactions. During the three months ended March 31, 2002, prior to the issuance of the Notes, the Partnership also made distributions to its partners of (i) $2.4 million (representing tax distributions attributable to the fourth quarter of 2001), (ii) $5.2 million (representing tax distributions attributable to the year 2000), and (iii) $2.1 million representing the remaining balance of a priority allocation payable to Galleon.

          We currently expect our capital expenditures for 2003 to be approximately $4.3 million, of which we incurred $0.6 million during the three months ended March 31, 2003.  In future years, we expect to make capital expenditures consistent with historical expenditures and, to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace, additional amounts as approved by our executive committee.  We anticipate that within the next 18 months we will undertake a room renovation project; however, at this time no decision has been made as to timing or cost of the project.

          In July 2002, we renewed our general and liability insurance policies which included a change to our previous earthquake coverage.  Under the new policy, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $400 million.  In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $400 million in coverage depending on the replacement cost.  However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $208 million of the coverage amount and up to the portion of the other $192 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC.  In addition, our new insurance policy excludes terrorism coverage in excess of $100,000.

          The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

          (i)  The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period (as of the date hereof, 38.6%) or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof, 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

(ii) Annual distributions of remaining “Net Cash From Operations” in proportion to the percentage interests of the partners.

          (iii)  Distributions of “Net Cash From Operations” in amounts or at times that differ from those described in (i) and (ii) above, provided in each case that both partners agree in writing to the distribution in advance thereof.

          As defined in the partnership agreement, the term “Net Cash From Operations” means the gross cash proceeds received by the Partnership, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Partnership, including interest and scheduled principal payments on Partnership indebtedness, including indebtedness owed to the partners, if any, (ii) all capital expenditures made by the Partnership, and (iii) such reasonable reserves as the partners deem necessary in good faith and in the best interests of the Partnership to meet its anticipated future obligations and liabilities (less any release of reserves previously established, as similarly determined).

          We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. We also believe our capital resources are sufficient to provide for permitted partner distributions. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our senior secured credit facility.

Additional Capital Contributions

          The Partnership’s partnership agreement provides that the partners shall not be permitted or required to contribute additional capital to the Partnership without the consent of the partners, which consent may be given or withheld in each partner’s sole and absolute discretion.

Senior Secured Credit Facility

          On March 5, 2002, concurrently with the issuance of the Notes, we entered into a new senior secured credit facility (the “Credit Facility”) comprised of a $20.0 million term loan facility (of which $7.0 million was outstanding at March 31, 2003) and a $20.0 million revolving facility (none of which was outstanding at March 31, 2003).  See “Liquidity and Capital Resources.”  The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners.  The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes.

          Prepayments on the term loan portion of the Credit Facility permanently reduce the amount of the term loan and qualify as payments toward the quarterly amortization of the term loan according to the schedule as set forth below:

Quarterly Payment Dates	Amount

March 31, 2003 to December 31, 2004	$1,000,000
March 31, 2005 to December 31, 2005	$1,250,000
March 31, 2006 to December 31, 2006	$1,500,000
March 31, 2007	$1,000,000

We have made voluntary prepayments of the term facility which totaled $13.0 million at March 31, 2003, including $2.0 million paid during the quarter then ended.  Accordingly, based on our prepayments at March 31, 2003, the outstanding balance of the term portion of the Credit Facility was reduced to $7.0 million and we will not be required to make a quarterly payment pursuant to the above-described schedule until March 31, 2006.

          Interest on outstanding balances and commitment fees on unused availabilities under the Credit Facility are determined by a formula based on our leverage ratio, which is the ratio of our total debt to annualized cash flow, and in the case of interest rates, on the basis of the Eurodollar or base rate existing for each interest calculation date.  As our leverage ratio declines or increases, the interest rate and commitment fees we pay decline or increase commensurately.  At March 31, 2003, the effective rate of interest on the indebtedness outstanding under the Credit Facility was 4.32%.  The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity.  In addition, the Credit Facility requires us to meet specified financial tests on an ongoing basis, including the following:

•	we are required to maintain a maximum ratio of total debt to EBITDA as follows:

Quarters Ending	Maximum Ratio

On or prior to September 30, 2002	4.50 : 1.00
December 31, 2002 through September 30, 2003	4.25 : 1.00
December 31, 2003 and thereafter	4.00 : 1.00

•	we are required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 : 1.00 at all times.

          As of March 31, 2003, we were in compliance with all of the covenants in the Credit Facility and we had the ability to borrow an additional $1.5 million under the $20.0 million revolving portion of the Credit Facility.  The entire principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders.

Impact of Inflation

          Absent changes in competitive and economic conditions or in specific prices affecting the industry, we do not expect that inflation will have a significant impact on our operations.  Changes in specific prices, such as fuel and transportation prices, relative to the general rate of inflation may have a material adverse effect on the hotel and casino industry in general.

Forward-Looking Statements

          Certain information included in this report and other materials filed or to be filed by the Issuers with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Issuers) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any development and construction activities and applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001.  Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Factors that May Affect Our Future Results” in Item 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2002.  If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

          We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. We do not utilize derivative financial instruments for trading purposes.  There were no derivative financial instruments utilized during the three months ended March 31, 2003.

          During the three months ended March 31, 2003, we reduced from $9.0 million to $7.0 million the amount of our variable rate debt outstanding when we made a $2.0 million principal payment that permanently reduced by that amount the indebtedness outstanding under the term portion of the Credit Facility.  At March 31, 2003, we had no indebtedness outstanding under the $20.0 million revolving portion of the Credit Facility pursuant to which we may incur additional variable rate debt.

          On April 8, 2003 we and Bank of America N.A. entered into a new fixed-to-floating swap agreement with a $60.0 million notional amount.  Pursuant to this swap agreement, which has an expiration date of March 1, 2006, we receive interest at a fixed rate of 10.125% per annum and we pay interest based on a floating rate index that is computed on a 6-month LIBOR, in arrears, plus 7.36%.  The amounts due under the swap agreement are payable on September 1 and March 1 of each year, beginning September 1, 2003.  We are required to record changes in the fair market value of the contract on a quarterly basis in our statement of operations.   While our variable rate indebtedness outstanding at March 31, 2003 was not affected by this new swap agreement, as of April 8, 2003, the swap agreement’s effective date, the amount of the indebtedness exposed to market risk in the form of fluctuations in interest rates on variable rate debt increased by the $60.0 million notional amount of this swap agreement.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

          Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Partnership’s and Capital’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the Partnership and Capital concluded that our disclosure controls and procedures are effective in timely making known to them by others within the Partnership and Capital material information relating to the Partnership and Capital that is required to be included in our Exchange Act filings.

Internal Controls and Procedures

          There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

              (a)       Exhibits.

     10.1      Letter Agreement, dated April 8, 2003, between Circus and Eldorado Joint Venture and Bank of America N.A

     99.1      Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

     99.2      Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

              (b)       Reports on Form 8-K

                          During the period covered by this report, the Partnership did not file any report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 14, 2003	By:	/s/ GARY L. CARANO

Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003	By:	/s/ BRUCE C. SEXTON

Bruce C. Sexton Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 14, 2003	By:	/s/ GARY L. CARANO

Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2003	By:	/s/ BRUCE C. SEXTON

Bruce C. Sexton Treasurer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Gary L. Carano, Chief Executive Officer of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (collectively, the “registrant”):

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

By:	/s/ GARY L. CARANO

Gary L. Carano Chief Executive Officer

I, Bruce C. Sexton, Chief Financial Officer of Circus and Eldorado Joint Venture, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. (collectively, the “registrant”):

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

By:	/s/ BRUCE C. SEXTON

Bruce C. Sexton Chief Financial Officer