Form 10-Q
period 2003-06-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2003-08-14
CIK 1171078, 1171079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________.

Commission file number 333-87202

CIRCUS AND ELDORADO JOINT VENTURE
SILVER LEGACY CAPITAL CORP.

(Exact names of registrants as specified in their charters)

Nevada Nevada (State or other jurisdiction of incorporation or organization)	88-0310787 71-0868362 (I.R.S. Employer Identification No.)

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

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at August 14, 2003 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE
SILVER LEGACY CAPITAL CORP.

FORM 10-Q

INDEX

SIGNATURES	21

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,320	$14,913
Accounts receivable, net	3,710	3,573
Inventories	1,636	1,823
Prepaid expenses and other	3,124	3,318

Total current assets	24,790	23,627
PROPERTY AND EQUIPMENT, NET	269,871	272,940
OTHER ASSETS, NET	7,697	7,969

Total Assets	$302,358	$304,536

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—
Accounts payable	4,155	3,412
Accrued interest	5,431	5,422
Accrued and other liabilities	8,714	8,351

Total current liabilities	18,300	17,185
LONG-TERM DEBT, LESS CURRENT PORTION	161,461	168,430
OTHER LONG-TERM LIABILITIES	2,263	1,855

Total liabilities	182,024	187,470
PARTNERS’ EQUITY	120,334	117,066

Total Liabilities and Partners’ Equity	$302,358	$304,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

OPERATING REVENUES:
Casino	$24,121	$24,578	$43,602	$46,126
Rooms	9,666	9,235	17,268	17,028
Food and beverage	8,690	8,795	16,813	17,343
Other	1,952	2,484	3,648	4,184

	44,429	45,092	81,331	84,681
Less: promotional allowances	(3,619)	(3,755)	(7,022)	(6,974)

Net operating revenues	40,810	41,337	74,309	77,707

OPERATING EXPENSES:
Casino	11,027	10,962	21,149	21,204
Rooms	3,045	2,934	5,723	5,810
Food and beverage	6,037	6,052	11,554	11,911
Other	1,607	1,915	2,868	3,176
Selling, general and administrative	7,448	7,393	14,757	14,338
Depreciation	2,669	3,032	5,298	6,039
Loss on disposition of assets	271	—	256	—

Total operating expenses	32,104	32,288	61,605	62,478

OPERATING INCOME	8,706	9,049	12,704	15,229

OTHER (INCOME) EXPENSE:
Interest income	—	(13)	(1)	(23)
Interest expense	4,311	4,509	8,665	7,153
Loss on early redemption of debt	—	—	—	134
Interest rate swap income	(1,014)	(163)	(1,014)	(163)
Other income	(63)	—	(34)	—

Total other (income) expense	3,234	4,333	7,616	7,101

NET INCOME	$5,472	$4,716	$5,088	$8,128

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total

BALANCE, December 31, 2002	$53,533	$63,533	$117,066
Net income	2,544	2,544	5,088
Partners’ distributions	(910)	(910)	(1,820)

BALANCE, June 30, 2003	$55,167	$65,167	$120,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE
(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,088	$8,128

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,659	6,270
Loss on disposition of assets	256	—
Loss on early redemption of debt	—	134
Interest rate swap receivable	—	(163)
Increase in accrued pension cost	408	—
Changes in current assets and current liabilities:
Increase in accounts receivable, net	(137)	(45)
Decrease in inventories	187	238
Decrease (increase) in prepaid expenses	145	(76)
Increase in accounts payable	743	393
Decrease in accrued guarantee fees to related party	—	(185)
Increase in accrued interest	9	5,203
Increase in accrued and other liabilities	363	1,057

Total adjustments	7,633	12,826

Net cash provided by operating activities	12,721	20,954

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	82	—
(Increase) decrease in other assets	(56)	89
Purchase of property and equipment	(2,519)	(1,808)

Net cash used in investing activities	(2,493)	(1,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	3,000	32,700
Proceeds from issuance of mortgage notes	—	159,378
Distributions to partners	(1,820)	(42,988)
Debt issuance costs	(1)	(6,151)
Payments on bank credit facility	(10,000)	(157,700)

Net cash used in financing activities	(8,821)	(14,761)

Net increase in cash and cash equivalents	1,407	4,474
Cash and cash equivalents at beginning of period	14,913	12,256

Cash and cash equivalents at end of period	$16,320	$16,730

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$7,282	$1,836

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

The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount of 10 1/8 % mortgage notes due 2012 issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of June 30, 2003, and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2002.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30. This statement is effective for the

Partnership’s 2003 fiscal year and early adoption is permitted. In May 2002, the Partnership adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Partnership’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Partnership’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material impact on the Partnership’s financial condition or results of operations.

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

The United Auburn Indian Community (“UAIC”) entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage an approximately $215 million, 200,000 square foot gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento. This facility, Thunder Valley Casino, began operations on June 9, 2003. As of June 30, 2003, there was not a significant impact on our operating results. However, based on its size and proximity, and potential expansion capabilities, we believe Thunder Valley Casino could have an impact our operations in the future. While we cannot predict the extent of the potential impact, it could be significant.

Note 3.  Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2003	December 31, 2002

Amounts due under credit facilities at floating interest rates, weighted average of 4.27% and 4.57%, respectively; due March 2007	$2,000	$9,000
10 1/8 % Mortgage Notes due 2012 (net of unamortized discount of $539 and $570, respectively)	159,461	159,430

	161,461	168,430
Less—current portion	—	—

	$161,461	$168,430

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

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8 % per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The New Credit Facility provides for a $20,000,000 senior secured revolving credit facility and a five-year term loan facility (originally $20,000,000 and permanently reduced to $2,000,000 at June 30, 2003), each of which bears interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility reduces as follows: $1,000,000 per quarter beginning March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007. During the six months ended June 30, 2003, the Partnership paid $7,000,000 on its term loan facility which constituted a permanent reduction of that amount in the term loan facility. Prepayments on the term loan portion of the New Credit Facility permanently reduce the amount of the term loan and qualify as payments toward the quarterly amortization of the term loan according to the schedule set forth above. During the six months ended June 30, 2003, $3,000,000 was borrowed and subsequently paid on the revolving portion of the credit facility. As of June 30, 2003, under its most restrictive covenants, the Partnership had the ability to borrow an additional $4,700,000 of the $20,000,000 available under its revolving credit facility.

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. As of June 30, 2003, the Partnership was in compliance with all of its covenants.

On April 8, 2003, the Partnership and Bank of America N.A. entered into a new fixed-to-floating swap agreement with a $60,000,000 notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, we received interest at a fixed rate of 10.125% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 7.36%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2003. On June 11, 2003, the Partnership terminated the swap agreement in advance of its scheduled termination date and received $1,014,000 representing the fair market value of the swap. This interest rate swap did not meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, the entire cash receipt was taken into income during the six months ended June 30, 2003.

Note 4.  Related Parties

Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

As a condition to the Bank Credit Facility, Mandalay Resort Group (“MRG”) guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Partnership as necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG received a guarantee fee of 1½ % of the outstanding balance of the Bank Credit Facility. The Partnership made payments totaling $563,000 on its guarantee fee commitment for the six-month period ended June 30, 2002. On March 5, 2002, MRG’s obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated. All unpaid guarantee fees were paid in full in March 2002.

Note 5.  Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2003 will be approximately $789,000, of which $408,000 has been accrued as of June 30, 2003.

Note 6.  Partnership Agreement

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “Partnership Agreement”). The Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the Partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

Note 7.  Subsequent Events

On July 22, 2003, the Governor of Nevada signed into law a new tax bill that provides for increases in the taxes applicable to our operations. Based on our initial evaluation of the new Nevada tax law, we estimate the full-year incremental impact on our operations will be less than $1,000,000.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group, formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish Circus and Eldorado Joint Venture, a partnership (the “Partnership”), for the purpose of constructing, owning and operating Silver Legacy Resort Casino (“Silver Legacy”). Silver Legacy Capital Corp., a wholly owned subsidiary of the Partnership (“Capital”), was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8 % mortgage notes due 2012 issued by the Partnership and Capital (the

“Notes”), and does not have any operations, assets or revenues.

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Currently, Silver Legacy is a leader within the Reno market in terms of size, offering the largest number of table games and the second largest number of hotel rooms and slot machines of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from our gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30. This statement is effective for the Partnership’s 2003 fiscal year and early adoption is permitted. In May 2002, the Partnership adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement is not expected to have a material impact on the Partnership’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Partnership’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 expands the information disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material impact on the Partnership’s financial condition or results of operations.

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

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. As of June 30, 2003, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Recent Developments

A significant portion of the Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in

Native American gaming in northern California that has occurred to date. In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California. Station Casinos, Inc., an established gaming operator, entered into agreements with the United Auburn Indian Community to develop and manage Thunder Valley Casino, a gaming and entertainment facility constructed on a 49-acre site approximately 21 miles northeast of Sacramento. Thunder Valley Casino opened on June 9, 2003 and offers approximately 1,900 slot machines and 100 table games, dining and entertainment amenities, and parking for 3,000 vehicles. While we did experience a slight decline in revenues during the first two weekends subsequent to this property’s opening date, there was not a significant effect on our operating results as of June 30, 2003. This property has only been open approximately two months, and, consequently, at this time we cannot determine its impact on our future operations. However, based on its size and proximity, the impact could be significant.

Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project, which began in early 2003, is expected to be completed in 2006 and will be organized in such a manner that it will not prevent pedestrian or vehicular traffic from crossing the railroad tracks within the downtown area. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. Construction of this project is expected to begin in early 2004 and be completed by mid-2005. At this time we cannot determine the effect of either of these projects on our future operations.

On July 22, 2003, the Governor of Nevada signed into law a new tax bill that provides for increases in the taxes applicable to our operations. Based on our initial evaluation of the new Nevada tax law, we estimate the full-year incremental impact on our operations will be less than $1.0 million.

Three Months Ended June 30, 2003 Compared to
Three Months Ended June 30, 2002

Net Revenues

For the three months ended June 30, 2003, net revenues were $40.8 million compared to $41.3 million for the three months ended June 30, 2002. This decrease of $0.5 million, or 1.3%, was primarily due to declines in casino and other operating revenues. The continued effect of a weak national economy, the war with Iraq, poor weather throughout April and increased competition from Native American gaming were negative factors impacting our visitor volume during the second quarter in 2003. However, our mid-week business benefited from the room nights and customer traffic generated by the Women’s International Bowling Congress (“WIBC”) tournament that was held in the Reno area throughout the three months ended June 30, 2003. The WIBC tournament ended in early July 2003. The National Bowling Stadium, located approximately one block from Silver Legacy, has been selected as the site of the WIBC and American Bowling Congress national championship bowling tournaments through the year 2009, providing Reno with a major bowling tournament two out of every three years through 2009.

Casino revenues for the three months ended June 30, 2003 declined $0.5 million, or 1.9%, from the three months ended June 30, 2002, mainly due a decline in table games volume and revenues compared to the same prior year period. During the three months ended June 30, 2003 compared to the three months ended June 30, 2002, table games revenues decreased $1.0 million, or 12.9%; however, this decrease was partially offset by a $0.6 million, or 3.6%, increase in slot revenues. The decline in table games volume and revenues was primarily due to a significant decrease in credit play during the current quarter. Conversely, the slot department benefited from the aforementioned bowling tournament combined with a better hold percentage during the three months ended June 30, 2003 compared to the same prior year period.

Room revenues increased $0.4 million, or 4.7%, during the three months ended June 30, 2003 in comparison to the same prior year period. Our average daily room rate and occupancy percentage were $65.66 and 87.1%, respectively, for the three months ended June 30, 2003 compared to $64.47 and 83.9%, respectively, for the three months ended June 30, 2002. These increases in ADR and occupancy were principally due to increased convention and wholesale room nights associated with the WIBC tournament that was held at the National Bowling Stadium in downtown Reno throughout the second quarter in 2003.

For the three months ended June 30, 2003 compared to the three months ended June 30, 2002, food and beverage revenues declined $0.1 million, or 1.2%, largely due to declines in complimentary food and beverage revenues. This decrease in complimentary revenues was partially attributed to the discontinuance of a coupon promotion that was implemented during the three months ended June 30, 2002 along with a decline in bus customer complimentaries.

Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. For the three months ended June 30, 2003, other revenues decreased $0.5 million, or 21.5%, in comparison to the three months ended June 30, 2002. While our concert schedule remained consistent during the current quarter in comparison to the same prior year period, concert attendance levels declined resulting in a decrease in entertainment revenues. In addition, Silver Legacy partnered with three other downtown Reno properties to produce several concerts in our City Center Pavilion, located adjacent to Silver Legacy, in an effort to pool resources and share expenses. As a result, the revenues and expenses for these concerts reduced proportionately during the current quarter.

Promotional allowances, expressed as a percentage of gross revenues, was 8.1 % for the three months ended June 30, 2003 in comparison to 8.3% for the three months ended June 30, 2002.

Operating Expenses

Operating expenses decreased $0.2 million, or 0.6%, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002, primarily due to declines in other operating expenses.

Casino expenses rose $0.1 million, or 0.6%, during the three months ended June 30, 2003 in comparison to the same prior year period. This increase was in large part due to an increase in casino marketing expenses which was partially offset by declines in other casino operating expenses, specifically casino payroll expenditures, state gaming taxes and our charter bus program costs.

For the three months ended June 30, 2003, room expenses rose $0.1 million, or 3.8%, in conjunction with the aforementioned room revenue and occupancy increases. Due to efforts to contain payroll and other operating expenses, the hotel department’s profits increased 5.1% during the second quarter in comparison to the same prior year period.

Food and beverage expenses were flat for the three months ended June 30, 2003 in comparison to the three months ended June 30, 2002. While there were savings realized in total payroll expenditures, food and beverage cost of sales, as a percentage of revenues, rose slightly during the current quarter in comparison to the same prior year period. Moreover, other food and beverage operating expenses increased during the three months ended June 30, 2003 due to purchases of new uniforms and china for several outlets.

Other expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. For the three months ended June 30, 2003 compared to the three months ended June 30, 2002, other expenses decreased $0.3 million, or 16.1%, primarily due to declines in entertainment expenses resulting from shared production and entertainers’ fees for several concerts held in the City Center Pavilion.

For the three months ended June 30, 2003, selling, general and administrative expenses increased $0.1 million, or 0.7%, over the same prior year period. Declines in payroll costs and building repairs and maintenance were offset by increases in general liability insurance premiums and property taxes during the second quarter in 2003. Advertising expenditures remained flat for the three months ended June 30, 2003 and 2002.

Other (Income) Expense

Other (income) expense is comprised of interest income, interest expense, interest rate swap income and other income. Interest expense decreased $0.2 million for the three months ended June 30, 2003 compared to the same prior year period due to lower average outstanding borrowings during the current quarter. During the three months ended June 30, 2003, we entered into a new interest rate swap agreement that was subsequently terminated prior to its scheduled termination date. As a result, we recorded interest rate swap income of $1.0 million during the second quarter of 2003. Other income of $0.1 million was recognized during the three months ended June 30, 2003 due to an increase in the cash surrender value of life insurance contracts purchased to fund our supplemental executive retirement plan.

Six Months Ended June 30, 2003 Compared to
Six Months Ended June 30, 2002

Net Revenues

Net revenues were $74.3 million for the six months ended June 30, 2003 compared to $77.7 million for the six months ended June 30, 2002, resulting in a $3.4 million, or 4.4%, decrease. The primary contributor to this decrease was a decline in casino revenues, which we believe was associated with the previously discussed Reno market and economic factors. In addition, our casino volume was adversely affected by the disruption caused by our casino carpet replacement and remodeling in the casino area during the first quarter of 2003.

Casino revenues decreased $2.5 million, or 5.5%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease was mainly due to a decline in table games drop, and to a lesser degree, a decrease in slot handle as compared to the same prior year period.

For the six months ended June 30, 2003, room revenues grew $0.2 million, or 1.4%, compared to the six months ended June 30, 2002. Our ADR and occupancy percentage were $63.12 and 80.7%, respectively, for the six months ended June 30, 2003 compared to $61.20 and 81.3%, respectively, for the six months ended June 30, 2002. This $1.92 increase in ADR was primarily due to increased convention business during the first quarter combined with room nights the WIBC tournament generated during mid-March through June 30, 2003.

Food and beverage revenues decreased $0.5 million, or 3.1%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 as a result of decreased casino traffic throughout the current period combined with the aforementioned complimentary food and beverage revenue declines in the second quarter of 2003.

Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. For the six months ended June 30, 2003, other revenues decreased $0.5 million, or 12.8%, compared to the six months ended June 30, 2002. This decrease was in conjunction with the previously discussed decline in entertainment revenues during the second quarter of 2003 compared to the same prior year period.

Promotional allowances, expressed as a percentage of gross revenues, rose to 8.6% for the six months ended June 30, 2003 from 8.2% for the six months ended June 30, 2002 mainly due to an increase in the number of special events for which promotional allowances were given during the first quarter in 2003.

Operating Expenses

For the six months ended June 30, 2003 compared to the six months ended June 30, 2002, operating expenses decreased $0.9 million, or 1.4%, resulting primarily from a decline in other operating expenses.

Casino expenses for the six months ended June 30, 2003 remained flat in comparison to the same prior year period. Declines in casino payroll expenditures and state gaming taxes were partially offset by an increase in casino marketing expenses.

Room expenses declined $0.1 million, or 1.5%, during the six months ended June 30, 2003 compared to the six months ended June 30, 2002, mainly due to reductions in payroll, supplies and laundry expenses. The increase in ADR combined with operating efficiencies produced an increase in departmental profit despite a decline in occupancy and an increase in travel agent commissions associated with the WIBC tournament during the six months ended June 30, 2003.

For the six months ended June 30, 2003, food and beverage expenses decreased $0.4 million, or 3.0%, in comparison to the same prior year period in conjunction with the previously discussed food and beverage revenue decreases. Savings in food cost of sales were partially offset by costs associated with purchases of new uniforms and china for several of our outlets during the six months ended June 30, 2003.

Other expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses decreased $0.3 million, or 9.7%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This decrease was primarily due to a decline in entertainment expenses resulting from shared production and entertainers’ fees for several concerts held in the City Center Pavilion.

Selling, general and administrative expenses increased $0.4 million, or 2.9%, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. This increase was primarily due to increases in general liability insurance costs and property taxes during the current period combined with increased gas and electric utilities expenses during the first quarter of 2003.

Other (Income) Expense

Other (income) expense is comprised of interest income, interest expense, income related to an insurance settlement and interest rate swap income. Interest expense increased $1.5 million for the six months ended June 30, 2003 compared to the same prior year period. This increase resulted from higher average outstanding borrowings combined with higher average interest rates resulting from our issuance in March 2002 of our $160 million principal amount of 10 1/8 % mortgage notes (“Notes”) and related transactions described under “Liquidity and Capital Resources.” In addition, our interest rate swap agreement was terminated prior to its scheduled termination date and a cash receipt of $1.0 million was recorded as interest rate swap income during the six months ended June 30, 2003. Other income of $34,000 was recognized during the six months ended June 30, 2003 due to a change in the cash surrender value of life insurance contracts purchased to fund our supplemental executive retirement plan. For the six months ended June 30, 2002, $0.1 million related to our previous bank credit facility was written-off and recorded as a loss from the early retirement of debt.

Liquidity and Capital Resources

During the six months ended June 30, 2003, net cash proWvided by operating activities was $12.7 million compared to $21.0 million for the six months ended June 30, 2002. This decrease in cash flow was primarily due to a $5.2 million reduction in accrued interest resulting from an interest payment on our Notes in March 2003 combined with a decrease in net income of $3.0 million during the six months ended June 30, 2003. As of June 30, 2003, cash and cash equivalents were $16.3 million, sufficient for normal operating requirements.

Cash used in investing activities for the six months ended June 30, 2003 was $2.5 million compared to $1.7 million for the six months ended June 30, 2002. Cash used in investing activities in 2003 and 2002 related primarily to capital expenditures for various renovation projects and equipment purchases.

Cash used in financing activities was $8.8 million for the six months ended June 30, 2003 compared to $14.8 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, tax distributions of $1.8 million were made to our partners. In addition, prepayments in the aggregate principal amount of $7.0 million were made on the term portion of the credit facility, permanently reducing the amount of the term loan. During the six months ended June 30, 2003, $3.0 million was borrowed and subsequently paid on the revolving portion of the credit facility. As of June 30, 2003, the Partnership was in compliance with all of its covenants, including the covenants in our new credit facility and those in the indenture relating to the Notes, and, under our most restrictive covenants, we had the ability to borrow an additional $4.7 million under the revolving portion of our credit facility. See “Senior Secured Credit Facility” below.

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership entered into a new senior secured credit facility comprised of a term loan facility (originally $20.0 million and permanently reduced to $2.0 million at June 30, 2003) that amortizes over a period of five years and a $20.0 million revolving credit facility with a five-year maturity. The proceeds from the Notes, together with $26.0 million of borrowings under our new credit facility and operating cash of $0.6 million, were used to repay $150.2 million, representing all of the indebtedness outstanding under our prior credit facility, to fund $30.0 million of distributions to the Partnership’s partners, ELLC and Galleon, and to pay $6.3 million ($5.8 million of which was paid at the time of the transaction) in fees and expenses related to the transactions. During the three months ended March 31, 2002, prior to the issuance of the Notes, the Partnership also made distributions to its partners of (i) $2.4 million (representing tax distributions attributable to the fourth quarter of 2001), (ii) $5.2 million (representing tax distributions attributable to the year 2000), and (iii) $2.1 million representing the remaining balance of a priority allocation payable to Galleon.

We currently expect our capital expenditures for 2003 to be approximately $4.3 million, of which we incurred $2.5 million during the six months ended June 30, 2003. In future years, we expect to make capital expenditures consistent with historical expenditures and, to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace, additional amounts as approved by our executive committee. We anticipate that within the next 12 months we will undertake a room renovation project; however, at this time no decision has been made as to timing or cost of the project.

In July 2003, we renewed our general and liability insurance policies which included an increase in our previous earthquake coverage. Under the new policy, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $500 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $500 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $276.5 million of the coverage amount and up to the portion of the other $271.5 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC. Our new insurance policy includes terrorism coverage up to $150 million.

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i)         The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof both rates were 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

Senior Secured Credit Facility

On March 5, 2002, concurrently with the issuance of the Notes, we entered into a new senior secured credit facility (the “Credit Facility”) comprised of a $20.0 million term loan facility (of which $2.0 million was outstanding at June 30, 2003) and a $20.0 million revolving facility (none of which was outstanding at June 30, 2003). See “Liquidity and Capital Resources.” The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes.

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

We have made voluntary prepayments of the term facility which totaled $18.0 million at June 30, 2003, including $7.0 million paid during the current year. Accordingly, based on our prepayments at June 30, 2003, the outstanding balance of the term portion of the Credit Facility was reduced to $2.0 million and we will not be required to make a quarterly payment pursuant to the above-described schedule until December 31, 2006.

Interest on outstanding balances and commitment fees on unused availabilities under the Credit Facility are determined by a formula based on our leverage ratio, which is the ratio of our total debt to annualized cash flow, and in the case of interest rates, on the basis of the Eurodollar or base rate existing for each interest calculation date. As our leverage ratio declines or increases, the interest rate and commitment fees we pay decline or increase commensurately. At June 30, 2003, the effective rate of interest on the indebtedness outstanding under the Credit Facility was 4.27%. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity. In addition, the Credit Facility requires us to meet specified financial tests on an ongoing basis, including the following:

•	we are required to maintain a maximum ratio of total debt to EBITDA as follows:

Quarters Ending	Maximum Ratio

December 31, 2002 through September 30, 2003	4.25 : 1.00
December 31, 2003 and thereafter	4.00 : 1.00

•	we are required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 : 1.00 at all times.

As of June 30, 2003, we were in compliance with all of the covenants in the Credit Facility and we had the ability to borrow an additional $4.7 million under the $20.0 million revolving portion of the Credit Facility. The entire principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders.

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

Item 3.               Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, which decreased from $9.0 million to $2.0 million during the six months ended June 30, 2003, when we made $7.0 million in principal payments that permanently reduced by that amount the indebtedness outstanding under the term portion of the Credit Facility. At June 30, 2003, we had no indebtedness outstanding under the $20.0 million revolving portion of the Credit Facility pursuant to which we may incur additional variable rate debt.

We evaluate our exposure to market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions. The institution that was a counterparty to the interest rate swap agreement described in the next paragraph was a member of the bank group providing our Credit Facility.

On April 8, 2003 we and Bank of America N.A. entered into a new fixed-to-floating swap agreement with a $60.0 million notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, we received interest at a fixed rate of 10.125% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 7.36%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2003. As of April 8, 2003, the swap agreement’s effective date, the amount of the indebtedness exposed to market risk in the form of fluctuations in interest rates on variable rate debt increased by the $60.0 million notional amount of this swap agreement. On June 11, 2003, we terminated the swap agreement in advance of its scheduled termination date and received a cash payment of $1.0 million.

Item 4.               Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 6.               Exhibits and Reports on Form 8-K

(a)        Exhibits.

Exhibit 10.1	Letter Agreement dated April 8, 2003 between Circus and Eldorado Joint Venture and Bank of America, NA (Incorporated by reference to Exhibit 10.1 to Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2003.)

31.1	Certification of Gary L. Carano

31.2     Certification of Bruce C. Sexton

32.1     Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2     Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

(b)        Reports on Form 8-K

During the period covered by this report, the Partnership did not file any report on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE
Date: August 14, 2003	By:	/s/ GARY L. CARANO

Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	By:	/s/ BRUCE C. SEXTON

Bruce C. Sexton Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.
Date: August 14, 2003	By:	/s/ GARY L. CARANO

Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	By:	/s/ BRUCE C. SEXTON

Bruce C. Sexton Treasurer (Principal Financial and Accounting Officer)