Form 10-Q
period 2003-09-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2003-11-14
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2003.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 333-87202

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

(Exact names of registrants as specified in their charters)

Nevada Nevada	88-0310787 71-0868362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at November 14, 2003 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,255	$14,913
Accounts receivable, net	3,920	3,573
Inventories	1,685	1,823
Prepaid expenses and other	4,416	3,318

Total current assets	23,276	23,627
PROPERTY AND EQUIPMENT, NET	267,575	272,940
OTHER ASSETS, NET	8,327	7,969

Total Assets	$299,178	$304,536

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$—	$—
Accounts payable	4,444	3,412
Accrued interest	1,347	5,422
Accrued and other liabilities	9,224	8,351

Total current liabilities	15,015	17,185
LONG-TERM DEBT, LESS CURRENT PORTION	159,476	168,430
OTHER LONG-TERM LIABILITIES	2,467	1,855

Total liabilities	176,958	187,470
PARTNERS’ EQUITY	122,220	117,066

Total Liabilities and Partners’ Equity	$299,178	$304,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
OPERATING REVENUES:
Casino	$25,207	$27,085	$68,809	$73,211
Rooms	10,592	10,738	27,860	27,766
Food and beverage	9,653	10,117	26,466	27,461
Other	2,147	2,492	5,795	6,677

	47,599	50,432	128,930	135,115
Less: promotional allowances	(4,413)	(4,316)	(11,435)	(11,291)

Net operating revenues	43,186	46,116	117,495	123,824

OPERATING EXPENSES:
Casino	13,001	12,824	34,150	34,028
Rooms	3,087	3,106	8,810	8,916
Food and beverage	6,470	6,785	18,024	18,694
Other	1,659	2,055	4,527	5,230
Selling, general and administrative	7,615	7,919	22,372	22,257
Depreciation	2,715	3,026	8,013	9,065
Loss on disposition of assets	277	3	533	3

Total operating expenses	34,824	35,718	96,429	98,193

OPERATING INCOME	8,362	10,398	21,066	25,631

OTHER (INCOME) EXPENSE:
Interest income	—	(5)	(1)	(27)
Interest expense	4,258	4,006	12,923	11,160
Loss on early redemption of debt	—	—	—	134
Interest rate swap income	—	(2,256)	(1,014)	(2,419)
Other	(12)	77	(46)	77

Total other (income) expense	4,246	1,822	11,862	8,925

NET INCOME	$4,116	$8,576	$9,204	$16,706

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, December 31, 2002	$53,533	$63,533	$117,066
Net income	4,602	4,602	9,204
Partners’ distributions	(2,025)	(2,025)	(4,050)

BALANCE, September 30, 2003	$56,110	$66,110	$122,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,204	$16,706

Adjustments to reconcile net income to net cash provided by operating operating activities:
Depreciation and amortization	8,555	9,478
Loss on disposition of assets	533	3
Loss on early redemption of debt Write-off of deferred loan costs	—	134
Interest rate swap receivable	—	(2,419)
Increase in accrued pension cost	612	528
Changes in current assets and current liabilities:
Increase in accounts receivable, net	(347)	(193)
Decrease in inventories	138	249
Increase in prepaid expenses and other	(1,170)	(1,030)
Increase in accounts payable	1,032	811
Decrease in accrued guarantee fees to related party	—	(185)
(Decrease) increase in accrued interest	(4,075)	1,161
Increase in accrued and other liabilities	873	174

Total adjustments	6,151	8,711

Net cash provided by operating activities	15,355	25,417

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	115	4
Increase in other assets	(851)	(630)
Purchase of property and equipment	(3,226)	(2,536)

Net cash used in investing activities	(3,962)	(3,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	4,500	36,700
Proceeds from issuance of mortgage notes	—	159,378
Distributions to partners	(4,050)	(45,108)
Debt issuance costs	(1)	(6,301)
Payments on bank credit facility	(13,500)	(163,700)

Net cash used in financing activities	(13,051)	(19,031)

Net (decrease) increase in cash and cash equivalents	(1,658)	3,224
Cash and cash equivalents at beginning of period	14,913	12,256

Cash and cash equivalents at end of period	$13,255	$15,480

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$15,439	$9,705

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of September 30, 2003, and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Reclassifications

Certain reclassifications have been made to the prior year amounts to conform to the current year presentation, and have no effect on net income.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Partnership adopted SFAS No. 144 in January 2002. The Partnership periodically evaluates its long-lived assets for impairment. The adoption of this statement did not have a material impact on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30. This statement is effective for the Partnership’s 2003 fiscal year and early adoption was permitted. In May 2002, the Partnership adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Partnership’s results of operations or financial position.

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

The United Auburn Indian Community (“UAIC”) entered into a development and management agreement with an established gaming operator, Station Casinos, Inc., to develop and manage an approximately $215 million, 200,000 square foot gaming and entertainment facility on a 49-acre site approximately 21 miles northeast of Sacramento. This facility, Thunder Valley Casino, began operations on June 9, 2003. As of September 30, 2003, we have experienced a moderate decrease in our weekend casino volume resulting in a negative effect on our overall operating results. Based on its size and proximity, and potential expansion capabilities, we believe Thunder Valley Casino could continue to have an impact on our operations in the future. While we cannot predict the extent of the potential impact, it could be significant.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Amount due under credit facilities at floating interest rate, weighted average of 4.57%, due March 2007	$—	$9,000
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $524 and $570, respectively)	159,476	159,430

	159,476	168,430
Less—current portion	—	—

	$159,476	$168,430

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

The New Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility originally provided for reductions as follows: $1,000,000 per quarter beginning March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007. During the nine months ended September 30, 2003, the Partnership paid the remaining $9,000,000 outstanding on the term loan; consequently, the term loan was paid in full as of September 30, 2003. During the nine months ended September 30, 2003, $4,500,000 was borrowed and subsequently repaid under the revolving portion of the credit facility.

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On

November 4, 2003, the Partnership executed an amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10,000,000, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. At September 30, 2003, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Amended Credit Facility and had the ability to borrow all of the $10,000,000 available under the revolving portion of the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of September 30, 2003, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On April 8, 2003, the Partnership and Bank of America N.A. entered into a fixed-to-floating swap agreement with a $60,000,000 notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, the Partnership received interest at a fixed rate of 10.125% per annum and paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 7.36%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2003. On June 11, 2003, the Partnership terminated the swap agreement in advance of its scheduled termination date and received $1,014,000 representing the fair market value of the swap. This interest rate swap did not meet the criteria for hedge accounting established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, the entire cash receipt was taken into income during the nine months ended September 30, 2003.

Note 4. Related Parties

Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

As a condition to the Bank Credit Facility, Mandalay Resort Group (“MRG”) guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Partnership as necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG received a guarantee fee of 1½% of the outstanding balance of the Bank Credit Facility. The Partnership made payments totaling $563,000 on its guarantee fee commitment for the nine-month period ended September 30, 2002. On March 5, 2002, MRG’s obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated. All unpaid guarantee fees were paid in full in March 2002.

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2003 will be approximately $789,000, of which $612,000 has been accrued as of September 30, 2003.

Note 6. Partnership Agreement

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “Partnership Agreement”). The Partnership Agreement provides for, among other things, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the Partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

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

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games and the second largest number of hotel rooms and slot machines of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from our gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Partnership adopted SFAS No. 144 in January 2002. The Partnership periodically evaluates its long-lived assets for impairment. The adoption of this statement did not have a material impact on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated, if material, and classified as an extraordinary item, net of related income tax effect, on the statement of income. SFAS No. 145 requires all gains and losses from extinguishment of debt to be classified as extraordinary only if they meet the criteria of Accounting Principles Board (“APB”) Opinion 30. This statement is effective for the Partnership’s 2003 fiscal year and early adoption was permitted. In May 2002, the Partnership adopted this statement and classified its fiscal 2002 loss from early retirement of debt of $134,000 as a component of other (income) expense.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material effect on the Partnership’s results of operations or financial position.

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

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition that follows is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

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

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. As of September 30, 2003, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Recent Developments

A significant portion of the Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Station Casinos, Inc., an established gaming operator, entered into agreements with the United Auburn Indian Community to develop and manage Thunder Valley Casino, a gaming and entertainment facility constructed on a 49-acre site approximately 21 miles northeast of Sacramento. Thunder Valley Casino opened on June 9, 2003 and offers approximately 1,900 slot machines and 100 table games, dining and entertainment amenities, and parking for 3,000 vehicles. Through September 30, 2003, we experienced a moderate decrease in our weekend casino volume resulting in a negative effect on our overall operating results. Based on its size and proximity, and potential expansion capabilities, we believe Thunder Valley Casino could continue to impact our operations in the future. While we cannot predict the extent of any future impact, it could be significant. In addition to existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale gaming facilities in northern California.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Revenues

For the three months ended September 30, 2003, net revenues were $43.2 million compared to $46.1 million for the three months ended September 30, 2002. This decrease of $2.9 million, or 6.4%, was primarily due to declines in casino, food and beverage, and other operating revenues. The steady expansion of Native American gaming in northern California, including the previously discussed opening of Thunder Valley Casino, continued to have a negative impact on our visitor volume throughout the three months ended September 30, 2003. In addition, a lower hold percentage in both table games and slots affected our operating results for the third quarter in 2003.

Casino revenues for the three months ended September 30, 2003 declined $1.9 million, or 6.9%, from the three months ended September 30, 2002, due to decreases in table games and slot revenues compared to the same prior year period. During the three months ended September 30, 2003, table games drop benefited from growth in credit play and a new marketing promotion implemented in August 2003 and increased $0.5 million, or 1.1%. However, due to a lower hold percentage, table games net revenues decreased $0.5 million, or 6.5%, in the current period compared to the prior year. Meanwhile, slot handle declined 3.5% in the third quarter leading to a 6.8% decline in slot net revenues. The greater decline in slot net revenues was primarily due to a lower hold percentage combined with expenses associated with a new marketing program offered in July and August 2003.

For the three months ended September 30, 2003, room revenues decreased $0.1 million, or 1.4%, in comparison to the three months ended September 30, 2002. While room occupancy increased to 91.1% for the three months ended September 30, 2003, as compared to 89.8% for the three months ended September 30, 2002, our ADR declined to $67.55 in comparison to $69.77.

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002, food and beverage revenues declined $0.5 million, or 4.6%, mainly due to declines in banquet revenues resulting from the absence of several large groups that generated significant volume in July 2002. Another contributor to the overall decrease was a decline in complimentary food revenues in our buffet, which was primarily attributed to the discontinuance in November 2002 of a coupon promotion in effect throughout the three months ended September 30, 2002.

Other operating revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. For the three months ended September 30, 2003, other revenues decreased $0.3 million, or 13.9%, in comparison to the three months ended September 30, 2002 partially due to a slight decrease in the number of scheduled concert nights in the current quarter, and the fact that more of these concerts were jointly produced with other downtown Reno properties.

Promotional allowances, expressed as a percentage of gross revenues, were 9.3% for the three months ended September 30, 2003 in comparison to 8.6% for the three months ended September 30, 2002. This increase was principally associated with a complimentary room promotion offered in July and August 2003.

Operating Expenses

Operating expenses decreased $0.9 million, or 2.5%, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, primarily due to declines in food and beverage expenses and other operating expenses.

Casino expenses rose $0.2 million, or 1.4%, during the three months ended September 30, 2003 in comparison to the same prior year period. This increase was in large part due to an increase in casino marketing expenses, which was partially offset by reductions in other casino operating expenses as a result of efforts to control our costs.

Despite the increase in room occupancy during the third quarter, room expenses remained flat for the three months ended September 30, 2003 compared to the three months ended September 30, 2002, as a result of increased efforts to control departmental expenses.

Food and beverage expenses declined $0.3 million, or 4.6%, for the three months ended September 30, 2003 in comparison to the three months ended September 30, 2002, tracking the decline in food and beverage revenues.

Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. For the three months ended September 30, 2003 compared to the three months ended September 30, 2002, other expenses decreased $0.4 million, or 19.3%, primarily due to declines in entertainment expenses during the current year period, resulting from the sharing with other Reno properties of production and entertainers’ fees for several concerts held in the City Center Pavilion combined with a reduction in the number of concert nights in the current quarter.

For the three months ended September 30, 2003, selling, general and administrative expenses decreased $0.3 million, or 3.8%, in comparison to the three months ended September 30, 2002. The principal contributors to this decrease were declines in payroll and benefits expenses, stemming from our efforts to control costs in the current competitive environment.

Other (Income) Expense

Other (income) expense is comprised of interest income, interest expense, interest rate swap income and other. Interest expense increased $0.2 million for the three months ended September 30, 2003 compared to the same prior year period, when an interest rate swap agreement reduced interest expense and contributed $2.3 million in income based on its increase in market value during that period.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Revenues

Net revenues were $117.5 million for the nine months ended September 30, 2003 compared to $123.8 million for the nine months ended September 30, 2002, resulting in a $6.3 million, or 5.1%, decrease. This decline was principally due to a decrease in casino revenues, and to a lesser extent, decreases in food and beverage and other operating revenues. We believe these decreases were partially associated with the previously discussed opening of Thunder Valley Casino in June 2003 which affected our third quarter casino revenues. In addition, despite the business generated by the Women’s International Bowling Congress (“WIBC”) tournament that was held in the Reno area throughout mid-March to early July, the continued effect of a weak economy, specifically in northern California, and the War with Iraq were negative factors impacting our operating results throughout the 2003 period. Moreover, our casino volume was adversely affected by the disruption caused by our casino carpet replacement and remodeling in the casino area during the first quarter of 2003.

Casino revenues decreased $4.4 million, or 6.0%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease was mainly due to declines in table games and slot volume during the current year. A lower table games hold percentage during the nine months ended September 30, 2003 in comparison to the same prior year period also contributed to the decrease in casino revenues.

For the nine months ended September 30, 2003, room revenues rose $0.1 million, or 0.3%, compared to the nine months ended September 30, 2002. Our ADR and occupancy percentage were $64.73 and 84.2%, respectively, for the nine months ended September 30, 2003 compared to $64.28 and 84.2%, respectively, for the nine months ended September 30, 2002. The slight increase in ADR was primarily due to increased convention business during the first quarter combined with room nights the WIBC tournament generated during mid-March through early July 2003.

Food and beverage revenues decreased $1.0 million, or 3.6%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 as a result of decreased casino traffic throughout the current year. In addition, the previously discussed decrease in complimentary food revenue as a result of the discontinuance of a coupon promotion in November 2002 was a contributing factor in both the second and third quarters of 2003.

Other operating revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. For the nine months ended September 30, 2003, other revenues decreased $0.9 million, or 13.2%, compared to the nine months ended September 30, 2002. This decrease was due to the fact that more of our concerts during the 2003 period were jointly produced with other downtown Reno properties.

Promotional allowances, expressed as a percentage of gross revenues, rose to 8.9% for the nine months ended September 30, 2003 from 8.4% for the nine months ended September 30, 2002 mainly due to an increase in the number of special events and marketing offers for which promotional allowances were given throughout the 2003 period.

Operating Expenses

For the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, operating expenses decreased $1.8 million, or 1.8%, resulting primarily from declines in food and beverage and other operating expenses.

Casino expenses for the nine months ended September 30, 2003 increased $0.1 million, or 0.4% in comparison to the same prior year period. Declines in casino payroll expenditures and the amount of state gaming taxes paid were offset by an increase in casino marketing expenses, resulting in an overall increase.

Room expenses declined $0.1 million, or 1.2%, during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Reductions in payroll and laundry expenses were achieved while occupancy remained flat during the current year period; however, this decline was partially offset by an increase in travel agent commissions associated with the WIBC tournament.

For the nine months ended September 30, 2003, food and beverage expenses decreased $0.7 million, or 3.6%, in comparison to the same prior year period in conjunction with the previously discussed food and beverage revenue decreases.

Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses decreased $0.7 million, or 13.5%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This decrease was primarily due to a decline in entertainment expenses during the current year period, resulting from the sharing with other Reno properties of production and entertainers’ fees for several concerts held in the City Center Pavilion.

Selling, general and administrative expenses increased $0.1 million, or 0.5%, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. This increase was primarily due to increases in general liability insurance costs and property taxes during the nine months ended September 30, 2003 combined with increased gas and electric utilities expenses during the first quarter of 2003.

Other (Income) Expense

Other (income) expense is comprised of interest income, interest expense, interest rate swap income and other. Interest expense increased $1.8 million for the nine months ended September 30, 2003 compared to the same prior year period. This increase resulted from higher average outstanding borrowings during our first quarter in 2003 combined with higher average interest rates resulting from our issuance in March 2002 of our $160 million principal amount of 10 1/8% mortgage notes (“Notes”) and related transactions described under “Liquidity and Capital Resources.”

Liquidity and Capital Resources

During the nine months ended September 30, 2003, net cash provided by operating activities was $15.4 million compared to $25.4 million for the nine months ended September 30, 2002. This decrease in cash flow was primarily due to a decrease in net income of $7.5 million combined with a decrease in accrued interest expense during the nine months ended September 30, 2003. As of September 30, 2003, cash and cash equivalents were $13.3 million, sufficient for normal operating requirements.

Cash used in investing activities for the nine months ended September 30, 2003 was $4.0 million compared to $3.2 million for the nine months ended September 30, 2002. Cash used in investing activities in 2003 and 2002 related primarily to capital expenditures for various renovation projects and equipment purchases. We currently expect our capital expenditures for 2003 to be approximately $4.0 to $5.0 million, of which we incurred $3.2 million during the nine months ended September 30, 2003. In future years, we expect to make capital expenditures consistent with historical expenditures and, to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace, additional amounts as approved by our executive committee. We anticipate that within the next 12 months we will undertake a room renovation project; however, at this time no decision has been made as to timing or cost of the project.

Cash used in financing activities was $13.1 million for the nine months ended September 30, 2003 compared to $19.0 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, tax distributions of $4.1 million were made to our partners. In addition, prepayments in the aggregate principal amount of $9.0 million were made on the term portion of the credit facility, permanently reducing the amount of the term loan and terminating our ability to borrow under this portion of our credit facility. During the nine months ended September 30, 2003, $4.5 million was borrowed and subsequently paid on the revolving portion of the credit facility.

In July 2003, we renewed our general and liability insurance policies which included an increase in our previous earthquake coverage. Under the new policy, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $500 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $500 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $276.5 million of the coverage amount and up to the portion of the other $223.5 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC. Our new insurance policy includes terrorism coverage up to $150 million.

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

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our amended senior secured credit facility.

Senior Secured Credit Facility

On March 5, 2002, concurrently with the issuance of the Notes, we entered into a new senior secured credit facility (the “Credit Facility”) comprised of a $20.0 million term loan facility and a $20.0 million revolving facility. The proceeds from the Notes, together with $26.0 million of borrowings under our new credit facility and operating cash of $0.6 million, were used to repay $150.2 million, representing all of the indebtedness outstanding under our prior credit facility, to fund $30.0 million of distributions to the Partnership’s partners, ELLC and Galleon, and to pay $6.3 million ($5.8 million of which was paid at the time of the transaction) in fees and expenses related to the transactions. During the three months ended March 31, 2002, prior to the issuance of the Notes, the Partnership also made distributions to its partners of (i) $2.4 million (representing tax distributions attributable to the fourth quarter of 2001), (ii) $5.2 million (representing tax distributions attributable to the year 2000), and (iii) $2.1 million representing the remaining balance of a priority allocation payable to Galleon. Prepayments on the term loan portion of the Credit Facility permanently reduced the amount of the term loan. As of September 30, 2003, we had prepaid the entire $20.0 million term facility, including $9.0 million paid during the current year.

On November 4, 2003, we executed an amendment to the Credit Facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10.0 million, none of which was outstanding at September 30, 2003, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Amended Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending 2006 and thereafter. Under the Amended Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Amended Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Amended Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Amended Credit Facility are senior to the security interests securing our obligations on the Notes. The Amended Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity.

At September 30, 2003, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, we were in compliance with all of the covenants in the Amended Credit Facility and we had the ability to borrow all of the $10.0 million available under the revolving portion of the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. As of September 30, 2003, we had no variable rate debt outstanding. At September 30, 2003, the term loan had been paid in full and we had no indebtedness outstanding under the $10.0 million revolving portion of the Amended Credit Facility pursuant to which we may have outstanding from time to time up to $10.0 million of variable rate debt.

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

On April 8, 2003 we and Bank of America N.A. entered into a fixed-to-floating swap agreement with a $60.0 million notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, we received interest at a fixed rate of 10.125% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 7.36%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2003. As of April 8, 2003, the swap agreement’s effective date, the amount of the indebtedness exposed to market risk in the form of fluctuations in interest rates on variable rate debt increased by the $60.0 million notional amount of this swap agreement. On June 11, 2003, we terminated the swap agreement in advance of its scheduled termination date and received a cash payment of $1.0 million.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are responsibly likely to materially affect, these internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

10.1	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A.

10.2

Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 14, 2003	By:	/s/ GARY L. CARANO
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	By:	/s/ BRUCE C. SEXTON
Bruce C. Sexton Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 14, 2003	By:	/s/ GARY L. CARANO
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	By:	/s/ BRUCE C. SEXTON
Bruce C. Sexton Treasurer (Principal Financial and Accounting Officer)