Form 10-K
period 2003-12-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2004-03-25
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 333-87202

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

(Exact name of registrants as specified in their charters)

Nevada	88-0310787
Nevada	71-0868362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 North Virginia Street, Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

800-687-7733

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

None of the equity of either of the registrants was held by non-affiliates as of the last business day of the Registrants’ most recently completed second fiscal quarter.

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at March 24, 2004 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.    Business.

Overview

Circus and Eldorado Joint Venture, a Nevada general partnership which is a joint venture between Eldorado Limited Liability Company and Galleon, Inc., owns and operates the Silver Legacy Resort Casino, a nineteenth century silver mining themed hotel-casino and entertainment complex in Reno, Nevada. Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC, which owns the Eldorado Hotel & Casino, one of the two hotel casinos connected to Silver Legacy, and Galleon, Inc. is a wholly owned subsidiary of Mandalay Resort Group, which owns Circus Circus Hotel and Casino, the other hotel casino which is connected to Silver Legacy.

The terms “we,” “our” and “us,” as used in this annual report, refer to Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. as a combined entity, except where it is clear that the terms mean only Circus and Eldorado Joint Venture or Silver Legacy Capital Corp. When we use the term “Partnership” it refers only to Circus and Eldorado Joint Venture, and when we use the term “Capital” it refers only to Silver Legacy Capital Corp. The term “Silver Legacy” refers to the Silver Legacy Resort Casino. References to the Circus Circus Hotel and Casino refer to the hotel-casino by that name located in Reno, Nevada. When we use the term “Reno market” we are referring to the Reno and Sparks areas as delineated by the Nevada Gaming Control Board.

Silver Legacy

We own and operate the Silver Legacy Resort Casino, a premier nineteenth century silver mining themed hotel-casino and entertainment complex in Reno, Nevada. Silver Legacy is among the largest hotel-casinos in the Reno market. Silver Legacy offers a dynamic gaming environment and a wide variety of amenities delivered with special attention to personal service to appeal to our multiple customer segments, including preferred casino players.

Silver Legacy opened in July 1995, with a capital investment of over $360 million, and is strategically located on two city blocks in downtown Reno directly off Interstate 80, the principal highway connecting Reno with San Francisco, Sacramento and other cities in northern California. The casino and entertainment areas at Silver Legacy are seamlessly connected to the Eldorado Hotel & Casino and the Circus Circus Hotel and Casino by approximately 200-foot wide skyway corridors, which together comprise the heart of Reno’s gaming area and room base.

Silver Legacy has approximately 87,300 square feet of gaming space situated on two levels. At December 31, 2003, Silver Legacy featured 1,910 slot machines and 77 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Caribbean stud poker, Baccarat and Pai Gow, in addition to keno and a race and sportsbook. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Silver Legacy’s hotel, the tallest building in northern Nevada, is a “Y”-shaped structure with three wings, consisting of 37-, 34- and 31-floor tiers. An enclosed, climate controlled skywalk over North Sierra Street links the hotel to the main casino, restaurants and additional public areas on the mezzanine level. The hotel currently offers 1,710 guest rooms, including 141 player spa suites, eight penthouse suites, and seven hospitality suites.

Silver Legacy’s dining options are offered in six venues:

•	Sterling’s Seafood Steakhouse, which has a seating capacity of approximately 170, offering the finest in steaks and seafood along with an extensive wine list, featured in Wine Spectator magazine, tableside desserts and an extravagant Sunday Brunch;

•	the Victorian Buffet, which has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of approximately 55, offering a comfortable drink and specialized seafood dining;

•	Sweetwater Cafe, which has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, which has a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, offering gourmet coffee and teas.

Silver Legacy is downtown Reno’s leading convention destination, offering approximately 90,000 square feet of exhibit and convention space. Our convention and meeting space includes an approximately 20,000 square-foot divisible ballroom and approximately 30,000 square feet of space for additional breakout rooms, all located within the casino complex. The City Center Pavilion, which provides approximately 40,000 square feet of convention space, is located across North Virginia Street from Silver Legacy on a special events plaza which is owned by our affiliates. The City Center Pavilion was constructed in February 1999 and is currently operated by us under a three-year use permit which expires in February 2005. We believe the additional hotel capacity and meeting space available at the adjoining Eldorado and Circus properties enhance our ability to attract conventions larger than those that can be serviced by the Silver Legacy alone. See “Adjoining Properties” below.

Silver Legacy’s other amenities include retail shops, exercise and spa facilities, a beauty salon, a video arcade, and an outdoor swimming pool and sundeck. Silver Legacy’s 10-story parking facility is capable of accommodating approximately 1,800 vehicles.

We carefully target our marketing programs to five segments of the gaming market:

•	free and independent travelers,

•	preferred casino customers,

•	convention groups,

•	local patrons, and

•	wholesale/specialty groups.

We attract our target customers through newspaper, radio, television, Internet and direct mail campaigns locally and in northern California, the Pacific northwest and other regional travel markets. Silver Legacy utilizes a broad special events calendar, along with our guest development program, including selective casino credit, to attract and retain our target customers. In addition, we utilize our hotel rooms, restaurants and other amenities to offer complimentaries to a broad spectrum of established casino guests. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries. The convention groups and wholesale/specialty market segments contribute to our hotel occupancy during slower mid-week periods. For the twelve months ended December 31, 2003 our average occupancy rate was 81.5% compared to 74.3% for the Reno market.

Methods of Competition

Silver Legacy competes for customers by offering our guests a fully integrated gaming, lodging, dining and entertainment experience in a convenient downtown Reno location. We believe the quality of our amenities, Silver Legacy’s overall atmosphere and competitive pricing enable us to attract multiple customer segments from the local area, northern California, the Pacific northwest and other regional travel markets.

Premier “Must See” Attraction.    We believe Silver Legacy is a “must see” attraction for Reno visitors and residents as the only major newly-constructed hotel-casino in the Reno market since 1978. The property’s design is inspired by Nevada’s rich mining heritage and the legend of Sam Fairchild, a fictitious silver baron who “struck it rich” on the site of the casino. Silver Legacy’s interior showcases a casino built around Sam Fairchild’s famed 120-foot tall mining rig, which appears to mine for silver. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they enter the casino.

Center of Three-Property Destination Resort.    Silver Legacy, together with the Eldorado and Circus properties, comprises the heart of the Reno market’s prime gaming area and room base, providing the most extensive variety of gaming, lodging, dining and entertainment amenities in the Reno area. As of December 31, 2003, the three-property complex offered 4,098 rooms, 20 restaurants, 4,963 slot machines, 204 table games and parking to accommodate over 6,000 vehicles, representing approximately 25.3% of the Reno market’s total room base, 23.2% of the Reno market’s total slot machines, and 34.1% of the Reno market’s total table games. We believe that the centralized location and critical mass of these three properties, together with the seamless connections between the facilities, provide Silver Legacy with significant advantages over other freestanding hotel-casinos in the Reno market.

Headliner Entertainment and Premium Dining.    Our customers are attracted to Silver Legacy’s entertainment and award-winning cuisine. For the year ended December 31, 2003, approximately 60 nights of headliner entertainment were scheduled in our 1,600-seat Grande Exposition Hall or the 3,400-seat City Center Pavilion, making Silver Legacy a leading headliner entertainment venue in the Reno market. Entertainers who appeared during 2003 include Jay Leno, Willie Nelson, and Tom Jones. Silver Legacy also features Catch a Rising Star, a 220-seat, nationally recognized comedy club.

Quality Personal Service.    We are committed to providing our customers with a high level of personal service, which we believe is an integral part of fostering customer loyalty and generating repeat business. We continually strive to instill in each employee a dedication to superior service designed to exceed our guests’ expectations.

Experienced Management Team.    Silver Legacy has an experienced management team with an average of more than 20 years each of experience in the Reno gaming market. All of our senior management have been with Silver Legacy since it opened in July 1995. We also benefit from the expertise of our joint venture partners and the leadership they provide through our executive committee, which includes senior executives from Eldorado Resorts LLC and Mandalay Resort Group.

Adjoining Properties

Enclosed, climate controlled corridors connect Silver Legacy with the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, each of which is owned and independently operated by an affiliate of one of the Partnership’s partners.

Circus Circus Hotel and Casino.    The Circus Circus Hotel and Casino features 1,572 guestrooms and a 60,000 square-foot casino, which, as of December 31, 2003, featured 1,466 slot machines and 64 table games. The property offers its guests a variety of circus acts performed daily, free of charge, under a “Big Top” above the casino. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The property features two specialty restaurants, The Steakhouse at Circus and Art Gecko’s Southwest Grill with Kokopelli’s Sushi Bar, in addition to a 464-seat buffet, coffee shop, deli/bakery, fast food snack bar, cocktail lounges, gift shop, specialty shops, parking facilities for approximately 3,200 vehicles, and approximately 22,400 square feet of convention space.

Eldorado Hotel & Casino.    This property is a luxurious hotel-casino offering approximately 84,000 square feet of gaming space. Its three hotel towers have a total of 816 guestrooms, including 18 specialty suites, 93 ”Eldorado Player’s Spa Suites” with bedside spas and 26 one or two bedroom suites. As of December 31, 2003, this property’s casino featured 1,587 slot machines and 63 table games, as well as poker, keno and a race and sports book. The property is renowned for its eight restaurants, including Bistro Roxy, La Strada and a 525-seat buffet. Additional amenities include a casino cabaret, bars and lounges, parking facilities for approximately 1,100 vehicles, and approximately 12,000 square feet of convention space.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of approximately 350,000 according to the most recently available U.S. Census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event and Hot August Nights, a vintage car event. In addition, the National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2009, and one out of every three years from 2009 through 2016.

Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. This project is expected to be finished in December 2004. To date, these construction projects have had a minimal impact on our operations. At this time we cannot determine the effect of these projects on our future operations.

According to the Nevada Commission on Tourism and the Reno-Sparks Convention & Visitors Authority, the greater Reno area attracted an estimated 4.7 million and 4.9 million visitors during the twelve months ended June 30, 2003 and 2002, respectively. The following table sets forth certain statistical information for the Reno market for the years 1999 through 2003 as reported by the Reno-Sparks Convention & Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	1999	2000	2001	2002	2003
Gaming Revenues (000’s)(1)	$968,531	$1,026,700	$961,664	$917,005	$895,991
Gaming Positions(2)(3)	30,526	30,951	27,712	27,872	25,242
Hotel Rooms(2)	15,957	16,515	15,459	16,049	16,193
Average Hotel Occupancy Rate(1)	78.8%	78.3%	76.9%	75.2%	74.3%
Visitors(4)	5,051,101	5,185,393	5,164,474	4,885,510	4,681,535

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

Marketing Strategy

We target the following customer segments of the Reno gaming market: free and independent travelers, preferred casino customers, convention groups, local patrons and wholesale/specialty groups.

Free and Independent Travelers.    This customer segment consists of persons who are not affiliated with travel groups and who make arrangements for their accommodations directly or through independent travel agents. For Reno, free and independent travelers consist principally of persons who typically travel on weekends from northern California, Oregon, Washington and western Canada. Silver Legacy targets this segment through advertising efforts, including television and newsprint exposure, emphasizing the exciting atmosphere and high level of relative value offered at Silver Legacy. Advertising efforts are directed principally to existing Reno gaming customers, as well as to experienced gaming customers of Las Vegas and other markets. Additionally, utilizing the unique theming of Silver Legacy, the variety, quality, and attractive pricing of its food and beverage outlets, and its close proximity to other hotel casinos in downtown Reno (including its connection with the Circus Circus Hotel and Casino and Eldorado Hotel & Casino), we target “walk-in” customers for Silver Legacy.

Preferred Casino Customers.    Management targets valued gaming customers through an aggressive development program. This program utilizes independent sales representatives to engage in one-on-one sales activities and marketing personnel trained to identify and target these individuals while they patronize Silver Legacy. We also use television advertisements featuring the elegant image and exciting atmosphere at Silver Legacy to target preferred gaming customers. In addition, through specialized entertainment programs and special events, including boxing matches, and by highlighting Silver Legacy’s 141 player spa suites, eight penthouse suites (which have been designed specifically to cater to the needs of high end gaming customers), seven hospitality suites, and the property’s entertainment facilities, amenities and unique attractions, we seek to capture a significant portion of Reno’s valued gaming business. Our marketing efforts for gaming customers include the provision of complimentary rooms, food and beverages, air transportation and the extension of credit to qualified persons. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Convention Groups.    Conventioneers and attendees of Reno area events are targeted by Silver Legacy, depending on management’s view of their relative propensity for gaming and the timing of the specific events or conventions relative to the historic seasonality of the gaming business in Reno. In so doing, we seek to increase Silver Legacy’s mid-week occupancies and mitigate the effects of seasonality on our operations. For example, Silver Legacy targets competitors at the National Bowling Stadium in Reno and their guests. Other special events groups, generally consisting of between 1,000 and 1,500 persons, are also targeted by Silver Legacy by emphasizing Silver Legacy’s special events center which is available to be used for concerts, shows, theme parties, boxing matches and other events.

Local Patrons.    We seek to attract and retain local customers through frequent promotions that highlight our quality gaming and dining experience, as well as being an active supporter of numerous Reno market events and organizations.

Wholesale/Specialty Groups.    The wholesale/specialty segment consists of customers who utilize “packages” to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesalers (such as major airlines) and travel agents, and emphasize mid-week stays. Packages including Silver Legacy are marketed by wholesalers and travel agents principally to customers in Oregon, Washington and western Canada. This market segment allows us to utilize our rooms during slower mid-week periods.

Competition

The gaming industry includes land-based casinos, dockside casinos, riverboat casinos, casinos located on Native American reservations and other forms of legalized gaming. There is intense competition among companies in the gaming industry, many of which have significantly greater resources than we do. Certain states have legalized casino gaming and other states may legalize gaming in the future. Legalized casino gaming in these states and on Native American reservations near our markets or changes to gaming laws in states surrounding Nevada could increase competition and could adversely affect our operations. We also compete, to a lesser extent, with gaming facilities in other jurisdictions with dockside gaming facilities, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gambling.

Of the 35 casinos currently operating in the Reno market, we compete principally with the eight other hotel-casinos that, like Silver Legacy, each generate at least $36 million in annual gaming revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino. Although no hotel-casino projects are currently under construction in the Reno area, we cannot predict the extent to which new projects will be undertaken or the extent to which current hotel space may be expanded in the near future. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations. We also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in Las Vegas, Nevada. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that Silver Legacy’s success is influenced to some degree by the success of the Lake Tahoe market. While we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect our operations.

Land-based, riverboat, or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in 11 states and tribal gaming on Native American-owned land is legal in a number of states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, numerous tribes have announced that they intend to open gaming facilities. We believe that currently there are approximately 107 federally recognized Native American tribes in California. As of December 31, 2003, the State of California had entered into compacts with approximately 63 tribes. Each Native American tribe in California is currently limited to a maximum of 2,000 slot machines and there may not be more than two gaming facilities on any one reservation. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. Currently, there are 53 Native American casinos in operation in California. Certain compacts are currently being renegotiated with the state. While the outcome of the negotiations is yet to be determined, a strong possibility exists that the current facilities operating in California will be allowed to expand the scope and size of their operations, including an increase in the number of slot machines.

Many existing Native American gaming facilities in northern California are modest compared to Reno market casinos. However, there are several more significant Native American casinos which currently compete with the Reno market, including (1) the Cache Creek Indian Bingo & Casino in Brooks, California, approximately 58 miles northwest of Sacramento, (2) the Jackson Rancheria Casino, Hotel and Conference Center in Jackson, California, approximately 59 miles southeast of Sacramento, and (3) Thunder Valley Casino in Auburn, California, approximately 21 miles northeast of Sacramento. In addition to the existing gaming facilities, numerous Native American tribes have announced that they are in the process of developing or are considering establishing large-scale hotel and gaming facilities in northern California. Other tribes are at various stages of planning new or expanded facilities in northern California, including facilities within a one-hour drive of San Francisco or Sacramento.

The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. We believe that the expansion of casino gaming on Native American lands in California, and to a lesser extent in Washington and Oregon, could have a material adverse affect on our operations depending on the nature, location, and scope of those operations.

Seasonality

Silver Legacy’s hotel-casino operations are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows our percentage of gross revenues by quarter for each of 2001, 2002 and 2003.

	2001	2002	2003
First quarter	22.6%	22.7%	22.1%
Second quarter	27.3%	25.9%	26.6%
Third quarter	27.4%	28.9%	28.5%
Fourth quarter	22.7%	22.5%	22.8%

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2003, Silver Legacy employed approximately 2,061 persons. Currently, none of our employees are employed pursuant to a collective bargaining agreement. The number of people employed at any time is subject to seasonal fluctuation. We believe that our employee relations are excellent.

Environmental Matters

As in the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. Federal, state and local environmental laws and regulations also impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. We do not have environmental liability insurance to cover these events.

During the excavation for construction of Silver Legacy, petroleum contamination of soil and groundwater was discovered on the property. The apparent sources of this contamination were a former gasoline station and numerous abandoned heating oil tanks. Our contractors removed and disposed of contaminated soils, and we were successful in obtaining reimbursement and indemnification from Chevron Company USA. In addition, we received reimbursement from the State of Nevada Petroleum Fund, which was established to reimburse parties for costs incurred in cleaning up contamination from certain underground storage tanks. With the consent of the relevant county agency, the cleanup was completed leaving some contaminated soils in place (under structures and roads, for example), so that some additional soil contamination is known to remain in place. The Nevada Division of Environmental Protection has not, however, required us to conduct any further investigation or remediation.

Groundwater in the vicinity of Silver Legacy property is also contaminated by a chlorinated solvent known as tetrachloroethene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee

Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Silver Legacy is currently $328, plus an additional sum based on the amount of water used, which in our most recent annual assessment amounted to $35,827. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

The possibility exists that additional contamination, as yet unknown, may exist at the Silver Legacy property. In all cases, however, we believe that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. We do not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations. Aside from the assessments discussed in the preceding paragraph, we did not incur any costs in connection with environmental matters during the years ended December 31, 2003 and 2002.

Regulation And Licensing

Silver Legacy, the partners of Circus and Eldorado Joint Venture, and their parent entities are subject to extensive regulation under laws, rules and supervisory procedures primarily in the jurisdictions where their facilities are located or docked. Some jurisdictions, including Nevada, empower their regulators to investigate participation by licensees in gaming outside their jurisdiction and require access to and periodic reports respecting those gaming activities. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Under provisions of gaming laws in jurisdictions in which we, our partners or their parent entities have operations and under our organizational documents certain of our securities are subject to restrictions on ownership which may be imposed by specified governmental authorities. The restrictions may require a holder of our securities to dispose of the securities or, if the holder refuses, or is unable, to dispose of the securities, we may be required to repurchase the securities.

The indenture governing our 10 1/8% mortgage notes due 2012 (the “Notes”) provides that each holder and beneficial owner of the Notes, by accepting or otherwise acquiring an interest in any of the Notes, will be deemed to have agreed that if the gaming authority of any jurisdiction in which we or either of the Partnership’s partners or their respective parents or other affiliated entities currently or in the future conduct or propose to conduct gaming requires that a person who is a holder or beneficial owner must be licensed, qualified or found suitable under applicable gaming laws, the holder or beneficial owner will apply for a license, qualification or finding of suitability within the required time period. If the person fails to apply or become licensed or qualified or is found unsuitable, we will have the right, at our option:

•	to require the person to dispose of his or her Notes or beneficial interest in the Notes within 30 days of receipt of notice of our election or any earlier date that the relevant gaming authority may request or prescribe; or

•	to redeem the Notes (possibly within less than 30 days following the notice of redemption if requested or prescribed by the gaming authority) at a redemption price equal to the lesser of:

•	the person’s cost;

•	100% of the principal amount, plus accrued and unpaid interest to the redemption date or the date of the finding of unsuitability, whichever is earlier; and

•	any other amount required by applicable law or by order of any gaming authority.

We will not be responsible for any costs or expenses any holder or beneficial owner may incur in connection with its application for a license, qualification or finding of suitability.

Nevada Gaming Laws

The ownership and operation of casino gaming facilities in the State of Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated under this Act and various local regulations. Silver Legacy’s operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and the City of Reno, which we refer to collectively as the “Nevada Gaming Authorities.”

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices and procedures;

•	the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	providing a source of state and local revenues through taxation and licensing fees.

Changes in these laws, regulations and procedures could have an adverse effect on our gaming operations.

Circus and Eldorado Joint Venture holds all licenses and approvals required to conduct its present gaming operations. The gaming license requires the periodic payment of fees and taxes and is not transferable. The parent entities of Circus and Eldorado Joint Venture’s partners, Eldorado Resorts LLC and Mandalay Resort Group, are required to be registered by the Nevada Gaming Commission as publicly traded corporations and are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed entity such as Circus and Eldorado Joint Venture without first obtaining licenses and approvals from the Nevada Gaming Authorities. Circus and Eldorado Joint Venture and its parent entities have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with us in order to determine whether the individual is suitable or should be licensed as a business associate of a gaming licensee. We and our officers, directors and key employees must file applications with the Nevada Gaming Authorities and may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. An applicant for licensing or an applicant for a finding of suitability must pay for all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and, in addition to their authority to deny an application for a finding of suitability or licensing, the Nevada Gaming Authorities have the jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. In addition, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the Nevada Gaming Commission. Substantially all material loans, leases, sales of securities and similar financing transactions must be reported to, or approved by, the Nevada Gaming Commission.

If the Nevada Gaming Commission determined that we violated the Nevada Gaming Control Act or any of its regulations, it could limit, condition, suspend or revoke our gaming licenses. In addition, we and the persons involved could be subject to substantial fines for each separate violation of the Nevada Gaming Control Act or of the regulations of the Nevada Gaming Commission at the discretion of the Nevada Gaming Commission. Further, a supervisor could be appointed by the Nevada Gaming Commission to operate Silver Legacy and, under specified circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the premises) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any of our gaming licenses and the appointment of a supervisor could, or revocation of any gaming license would, have a material adverse effect on our gaming operations.

Any beneficial holder of an interest in Circus and Eldorado Joint Venture or of any of the equity securities of any partner of Circus and Eldorado Joint Venture, or of any interest in the parent entities of Circus and Eldorado Joint Venture’s members, regardless of the amount of interest owned or the number of shares held, may be required to file an application, be investigated, and have that person’s suitability as a beneficial holder of an equity interest determined if the Nevada Gaming Commission has reason to believe that the ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of the investigation incurred by the Nevada Gaming Authorities in conducting any investigation.

The partners of Circus and Eldorado Joint Venture are required to obtain the prior approval of the Nevada Gaming Commission prior to their pledge of their interests in Circus and Eldorado Joint Venture as collateral for payment of any of our indebtedness. Eldorado Limited Liability Company and Galleon, Inc., the partners of Circus and Eldorado Joint Venture, obtained the required approvals of the Nevada Gaming Commission to pledge their interests in Circus and Eldorado Joint Venture as collateral for payment of the Notes. However, further approvals of the Nevada Gaming Commission must be obtained by any person, including the trustee under the Indenture relating to the Notes, before any execution on or transfer of the pledged interests may occur.

Nevada law requires any licensed gaming entity, such as Circus and Eldorado Joint Venture which has one or more classes of securities registered with the Securities and Exchange Commission pursuant to the provisions of the Securities Act of 1933, as amended, to additionally register with the Nevada Gaming Commission as a “publicly traded corporation.” Pursuant to the applicable provisions of Nevada gaming law, we received the requisite approvals of the Nevada Gaming Commission to be registered as a publicly traded corporation and to make our public offering of the Notes.

If the beneficial holder of an interest in Circus and Eldorado Joint Venture or in the equity securities of any of Circus and Eldorado Joint Venture’s partners, or of any interest in one of the parent entities who must be found suitable is a corporation, partnership, limited partnership, limited liability company or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Gaming Commission or by the Chairman of the Nevada State Gaming Control Board, or who refuses or fails to pay the investigative costs incurred by the gaming authorities in connection with the investigation of its application, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any person found unsuitable and who holds, directly or indirectly, any beneficial ownership of an interest in Circus and Eldorado Joint Venture or in the voting securities of any of Circus and Eldorado Joint Venture’s partners or of the parent entities beyond the period of time as may be prescribed by the Nevada Gaming Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to hold an equity interest or to have any other relationship with us, we:

•	pay that person any dividend or interest upon any partnership interest or other equity interest;

•	allow that person to exercise, directly or indirectly, any voting right held by that person relating to Silver Legacy;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require the unsuitable person to relinquish his interest in Circus and Eldorado Joint Venture or in its voting securities including, if necessary, the immediate purchase of the interest or voting securities for cash at fair market value.

The Nevada Gaming Commission may, in its discretion, require the holder of any debt security of a licensee or registered corporation to file applications, be investigated, and be found suitable to own the debt security of the licensee or registered corporation. If a holder of the Notes is required by the Nevada Gaming Commission to be found suitable, the burden of proving qualification to be found suitable as a holder of the Notes is at all times on the applicant and requires a determination by the Nevada Gaming Commission that the applicant is a person of good character, honesty and integrity. When making this determination, the Nevada Gaming Commission must be satisfied that the applicant is a person whose prior activities, criminal record (if any), reputation, habits and associations do not pose a threat to the interests of the State of Nevada, or to the effective regulation and control of gaming, or create or enhance the dangers of unsuitable, unfair, or illegal practices. If the Nevada Gaming Commission determines that a person is unsuitable to own the security, then under the Nevada Gaming Control Act, the licensee or registered corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Gaming Commission, it:

•	pays to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognizes any voting right by the unsuitable person in connection with the securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

Our partners and their parent entities are required to maintain current stock ledgers in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make the disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner of any of our voting securities. The Nevada Gaming Commission has the power to require the stock certificates of any registered corporation to bear a legend indicating that the securities are subject to the Nevada Gaming Control Act.

We may not make a public offering of our securities without the prior approval of the Nevada Gaming Commission if we intend to use the securities or the proceeds from the offering to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar transactions.

We must obtain prior approval of the Nevada Gaming Commission with respect to a change in control through:

•	merger;

•	consolidation;

•	stock or asset acquisitions;

•	management or consulting agreements; or

•	any act or conduct by a person whereby the person obtains control of us.

Entities seeking to acquire control of a registered corporation must satisfy the Nevada State Gaming Control Board and Nevada Gaming Commission with respect to a variety of stringent standards before assuming control of the registered corporation. The Nevada Gaming Commission may also require controlling stockholders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchase of voting securities and corporate defense tactics affecting Nevada gaming licenses, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Gaming Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by a registered corporation’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise.

Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with those persons (collectively, “licensees”), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada State Gaming Control Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada State Gaming Control Board of the licensee’s participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Gaming Commission. Thereafter, licensees are required to comply with the reporting requirements imposed by the Nevada Gaming Control Act. A licensee is also subject to disciplinary action by the Nevada Gaming Commission if it:

•	knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•	engages in activities or enters into associations that are harmful to the State of Nevada or its ability to collect gaming taxes and fees; or

•	employs, contracts with or associates with a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Internal Revenue Service Regulations

The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent, to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department and the Nevada gaming regulatory authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations.

Other Laws And Regulations

The sale of alcoholic beverages at Silver Legacy is subject to licensing, control and regulation by applicable local regulatory agencies. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any license, and any disciplinary action could, and revocation would, have a material adverse effect upon our operations.

The Silver Legacy Resort Casino is subject to extensive state and local regulations and, on a periodic basis, must obtain various licenses and permits, including those required to sell alcoholic beverages. We believe that we have obtained all required licenses and permits and that our business is conducted in substantial compliance with applicable laws.

Factors that May Affect Our Future Results

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this annual report and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including:

•	current and future operations; and

•	statements that include the words “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” or similar expressions.

Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time forward-looking statements are also included in our periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public.

Any or all of the forward-looking statements in this annual report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this annual report, such as government regulation and the competitive environment, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business includes factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

•	As described under “Competition,” in this Item 1, we operate in a very competitive environment. The growth in the number of hotel rooms and/or casino capacity in Reno or the spread of legalized gaming in other jurisdictions, including the growth of Native American gaming in northern California and the northwestern United States, could negatively affect future operating results.

•	As discussed under “Nevada Gaming Laws” in this Item 1, Silver Legacy’s gaming operations are highly regulated by governmental authorities in Nevada, and our future operations may be significantly impacted by this regulation.

•	Changes in applicable gaming, tax or other laws or regulations could have a significant effect on our operations.

•	Our operations are affected by changes in general economic and market conditions nationally as well as the general economic and market conditions in the Reno area where our operations are conducted and in those areas where our customers live, including California.

•	Any future security alerts and/or terrorist attacks similar to those that occurred on September 11, 2001 could adversely affect our operations.

•	United States military action in Iraq, or increased security concerns or terrorist activity resulting therefrom could adversely affect our operations.

•	The highway between Reno and northern California, where a large number of the Silver Legacy’s customers reside, experience winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

•	Because all of our operations are in Reno, we are subject to greater risk than a gaming company that is geographically diversified. Any economic, weather or other conditions that adversely impact gaming operations in the Reno area will impact Silver Legacy where all of our operations are conducted.

•	Construction relating to two recently approved public works projects in the downtown Reno area to lower the train tracks and build a downtown special events center could disrupt the downtown area during construction and impact our operations.

•	The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted and, in 2003, Nevada increased the state taxes we pay. From time to time, Nevada and federal legislators and officials have proposed a variety of changes in tax laws, or in the administration of the laws that could impact our operations, including proposals for a federal gaming tax.

•	We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on our operating results.

•	The interest rate on a portion of our debt is subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor.

•	Claims have been brought against us from time to time in various legal proceedings, and additional legal and tax claims arise from time to time. While we believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations, it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies.

•	There is intense competition to attract and retain management and key employees in the gaming industry. Our business could be adversely affected in the event of the inability to recruit or retain key personnel.

Item 2.    Properties.

The Silver Legacy Resort Casino is located on two neighboring parcels of land, located at 407 and 411 North Virginia Street, Reno, Nevada. We own both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2003 both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under our senior credit facility and the indebtedness evidenced by our 10 1/8% mortgage notes. At December 31, 2003, the aggregate principal amount of the indebtedness secured by these liens totaled $159.5 million. For information concerning the Silver Legacy Resort Casino, reference is made to the discussion under the caption “Silver Legacy” in Item 1 of this annual report, which is incorporated herein by this reference.

In addition, we utilize the City Center Pavilion, an approximate 40,000 square-foot temporary convention and entertainment facility located across North Virginia Street from Silver Legacy. This structure is situated on an approximate 63,000 square-foot parcel of land which is owned jointly by the Partnership’s two partners, Eldorado Resorts LLC and Galleon, Inc., but is not currently subject to a lease.

Item 3.    Legal Proceedings.

We are from time to time involved in litigation arising in the ordinary course of our business. We do not believe that any litigation to which the Partnership or Capital is a party or of which any of our property is the subject will, individually or in the aggregate, have a material adverse effect on our financial position or the results of our operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.    Market for Registrants’ Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Capital is a wholly-owned subsidiary of the Partnership, which is owned 50% by Galleon, Inc. and 50% by Eldorado Resorts LLC. Accordingly, there is no established public trading in the equity securities of Capital or the Partnership.

As a general partnership, the Partnership is not subject to Federal income tax liability. Consequently, the holders of the partnership interests in the Partnership are required to include their respective shares of the Partnership’s taxable income in their own income tax returns. The Partnership has, in the past, made distributions to its partners to cover such tax liabilities in accordance with its partnership agreement. The tax distributions of the Partnership to its partners aggregated $4.0 million, $13.0 million and $9.1 million in 2003, 2002 and 2001, respectively. The 2003 tax distributions included: (i) a distribution of $1.7 million each to ELLC and Galleon representing fiscal 2003 tax distributions, and (ii) a distribution $0.3 million each to ELLC and Galleon representing fiscal 2002 tax distributions. The 2002 tax distributions included: (i) a distribution of $1.2 million each to ELLC and Galleon representing a fourth quarter 2001 tax distribution, (ii) a distribution of $2.6 million each to ELLC and Galleon representing fiscal year 2000 tax distributions, and (iii) a distribution of $2.7 million each to ELLC and Galleon representing fiscal year 2002 tax distributions. A tax distribution for the fourth quarter of 2003 has not been paid to date and we do not anticipate a material distribution based on our expected final 2003 tax return.

In 2002, the Partnership made distributions in addition to the aforementioned tax distributions which totaled $32.1 million. These additional distributions included: (i) a $2.1 million distribution representing the remaining priority allocation payment to Galleon pursuant to the Original Partnership Agreement, and (ii) a special distribution to ELLC and Galleon of $10.0 million and $20.0 million, respectively. During 2003 and 2001, no distributions were made other than the aforementioned tax distributions.

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

During the fiscal quarter ended December 31, 2003 neither the Partnership nor Capital issued any equity securities and, during such period, neither the Partnership nor Capital, nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any of the equity securities of the Partnership or Capital.

Reference is made to the information under the caption “Equity Compensation Plans” in Item 12 of this annual report, which information is incorporated herein by this reference.

Item 6.    Selected Financial Data.

	For the years ended December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Operating Results:
Net operating revenues	$151,955	$159,432	$164,677	$177,489	$170,348
Operating income	25,504	30,308	34,082	37,243	32,255
Income before cumulative effect of change in accounting principle	9,496	16,766	21,447	21,770	16,083
Cumulative effect of change in accounting principle	—	—	(327)	—	—
Net income(1)	9,496	16,766	21,120	21,770	16,083

Balance Sheet Data:
Cash and cash equivalents	$19,405	$14,913	$12,256	$11,125	$13,339
Total assets	302,386	304,536	303,169	311,844	324,211
Long-term debt	159,492	168,430	145,000	163,500	174,000
Partners’ equity	122,512	117,066	145,407	133,417	136,647

(1)	The Partnership is not subject to income taxes and the partners include their respective shares of partnership taxable income in their income tax returns. Therefore, a provision for income taxes is not included in our selected financial information. The Partnership’s partnership agreement requires the Partnership to make distributions to its partners in an amount equal to the maximum marginal federal income tax rate applicable to any partner multiplied by the income of the Partnership for the applicable period. See “Item 5” of this annual report for additional information concerning this provision of the Partnership agreement.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group, formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish the Partnership, for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games and slot machines and the second largest number of hotel rooms of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from our gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

Our operating results are highly dependent on the volume of customers visiting and staying at our resort. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business.

Significant Factors Affecting Results of Operations

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California over the past three years. While most existing Native American gaming facilities in northern California are modest compared to Silver Legacy, numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not have hotel rooms, its gaming facilities are comparable in size to Silver Legacy with approximately 1,900 slot machines and 100 table games. Subsequent to its opening date in June through December 31, 2003, we have experienced a moderate decrease in our weekend casino volume resulting in a negative effect on our overall operating results. Based on its size and proximity, and potential expansion capabilities, we believe this new casino, along with the continued growth of other Native American gaming establishments, could continue to place additional competitive pressure on our operating results. While we cannot predict the extent of any future impact, it could be significant.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2003	Percent Change	Year ended December 31, 2002	Percent Change	Year ended December 31, 2001
Net revenues	$151,955	(4.7)%	$159,432	(3.2)%	$164,677
Operating expenses	126,451	(2.1)	129,124	(1.1)	130,595
Operating income	25,504	(15.9)	30,308	(11.1)	34,082
Net income	9,496	(43.4)	16,766	(20.6)	21,120

Net Revenues.    The 4.7% decline in net revenues for the year ended December 31, 2003 compared to the year ended December 31, 2002 was principally due to decreased casino revenues. We believe this decrease was partially associated with the previously discussed growth in Native American gaming in northern California. In addition, despite the increased visitation generated by the Women’s International Bowling Congress (“WIBC”) tournament that was held in the Reno area throughout mid-March to early July 2003, the continued effect of a weak economy, specifically in northern California, and the war with Iraq were factors impacting our operating results throughout the 2003 period. While the United States economy appears to have entered its recovery period in the latter half of 2003, we believe our main feeder markets within northern California have been slower to improve in comparison to the rest of the nation.

For the year ended December 31, 2002 compared to the year ended December 31, 2001, net revenues decreased 3.2% mainly due to decreased casino and room revenues. These declines in net revenues were primarily attributable to the same factors affecting our 2003 results. In addition, mid-week levels in 2002 decreased significantly in comparison to the prior year in part due to the absence of a major bowling tournament. The American Bowling Congress National Championship (“ABC”) tournament was held throughout the majority of the first and second quarters of 2001. A national championship bowling tournament is scheduled to be held in Reno two of every three years through 2009, including 2004, and one of every three years from 2009 through 2016.

Operating Income.    For the year ended December 31, 2003 compared to the prior year, operating income declined 15.9%. Throughout 2003, we reduced variable expenditures, including payroll which is our largest expense, through cost control efforts. However, increases in general liability insurance costs, retirement benefits, property taxes, and utilities expenses contributed to the decrease in operating income. In addition, casino marketing and customer acquisition costs, such as special events expenses and promotional offers, rose in 2003 compared to 2002 and advertising expenditures remained consistent with the prior year as the result of our efforts to generate new casino customers and drive visitation.

Operating income for the year ended December 31, 2002 compared to the prior year decreased 11.1% mainly due to increases in the same fixed expenses discussed in the preceding paragraph.

Net Income.    Net income decreased 43.4% for the year ended December 31, 2003 compared to the prior year. Aside from the aforementioned factors affecting net revenues and operating income, the primary contributor to the decrease in net income was a $1.5 million increase in interest expense combined with a $1.3 million decrease in interest rate swap income during the year ended December 31, 2003.

For the year ended December 31, 2002 compared to the year ended December 31, 2001, net income declined 20.6%. While operating income declined 11.1% in 2002, interest expense (net of interest rate swap income) remained flat producing a higher percentage decrease in net income in 2002 compared to 2001.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Year ended December 31, 2003	Percent Change	Year ended December 31, 2002	Percent Change	Year ended December 31, 2001
Casino	$88,649	(5.7)%	$93,981	(4.5)%	$98,374
Rooms	35,722	(0.1)	35,747	(5.5)	37,835
Food and beverage	34,490	(3.6)	35,780	0.6	35,558
Other	8,005	(9.2)	8,816	17.4	7,508
Promotional allowances	14,911	0.1	14,892	2.0	14,598

Casino Revenues.    Casino revenues decreased 5.7% for the year ended December 31, 2003 compared to the year ended December 31, 2002 principally due to the same factors affecting overall revenues along with a lower table games hold percentage in the current year. In addition, our casino traffic was adversely affected by the disruption caused by our casino carpet replacement and remodeling in the casino area during the first quarter of 2003. As a result, table games drop and slot handle declined 4.5% and 3.4%, respectively, for the year ended December 31, 2003 compared the year ended December 31, 2002. Additional contributing factors to the decline in casino revenues were changes in estimates related to our slot machine bill acceptor accrual and outstanding chips and tokens liability. During the year ended December 31, 2003, we converted to a new computerized slot accounting system. Utilizing our new system’s reporting capabilities, our bill acceptor accrual, representing estimated uncounted cash in our slot machine bill acceptors, was reduced by $1.6 million at December 31, 2003 resulting in a corresponding decrease in casino revenues. This decline was partially offset by a $1.0 million increase in casino revenues for outstanding chips and tokens taken into income based on our estimate of those chips and tokens that are not expected to be redeemed by customers.

For the year ended December 31, 2002 compared to the year ended December 31, 2001, casino revenues declined 4.5%. The previously discussed economic factors impacted slot handle and revenues, resulting in declines of 8.5% and 6.7%, respectively, for the year ended December 31, 2002 compared to the year ended December 31, 2001. Table games drop declined 2.7% over the same period; however, due to a better hold percentage, table games revenues decreased only 0.5%. Credit play for the year ended December 31, 2002 increased 2.0% over the prior year and benefited from various special events and marketing promotions targeting table games players.

Room Revenues.    For the year ended December 31, 2003 compared to the prior year, room revenues remained flat. Our ADR and occupancy percentage were $63.89 and 81.5%, respectively, for the year ended December 31, 2003 compared to $64.16 and 81.2%, respectively, for the year ended December 31, 2002. While the various other sources of revenues experienced declines in comparison to the prior year, our room revenues benefited from increased convention business during the first quarter combined with room nights the WIBC tournament generated during mid-March through early July 2003.

Room revenues declined 5.5% for the year ended December 31, 2002 in comparison to the year ended December 31, 2001. Room occupancy and ADR decreased to 81.2% and $64.16, respectively, in 2002 as compared to 83.4% and $66.35, respectively, in 2001. These declines were principally due to the absence of the ABC tournament that was held in 2001, which increased our average daily rate and occupancy, primarily mid-week, during the first six months in 2001. In addition, increased competition throughout the Reno market, principally the eight other hotel-casinos that, like Silver Legacy, each generate at least $36 million in annual gaming revenues, was also a factor affecting our average daily room rate for the year ended December 31, 2002.

Food and Beverage Revenues.    For the year ended December 31, 2003 versus the prior year, food and beverage revenues declined 3.6%. This decline was mainly due to decreased casino traffic throughout the current year combined with a decrease in banquet revenues resulting from the absence of several large convention groups that generated volume in 2002. Another contributor to the overall decrease was a decline in complimentary food revenues in our buffet, which was primarily attributed to the discontinuance of a coupon promotion in effect throughout the majority of the prior year.

Food and beverage revenues for the year ended December 31, 2002 were flat with the year ended December 31, 2001. Increased beverage revenues were offset by a decline in food revenues. The growth in beverage revenues was attributable to a full twelve months of revenues in 2002 generated by our new bars, Rum Bullion’s Island Bar and the Sports Bar, which both began operations during the third quarter of 2001. In addition, the food department benefited from banquet revenues from several large convention groups during our first quarter of 2002 combined with increased customer counts associated with our promotional coupons offered throughout the third and fourth quarters of 2002, resulting in only a slight decline from the prior year.

Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. For the year ended December 31, 2003, other revenues declined 9.2% in comparison to the prior year primarily due to the fact that more of our concerts during the 2003 period were jointly produced with other downtown Reno properties.

For the year ended December 31, 2002, other revenues increased 17.4% versus the prior year. The primary contributor to this increase was increased entertainment revenues associated with our expanded concert schedule during 2002. This increase was partially offset by a decline in the remaining aforementioned revenue components.

Promotional Allowances.    Promotional allowances, expressed as a percentage of gross revenues, rose to 8.9% for the year ended December 31, 2003 compared to 8.5% for the year ended December 31, 2002 and 8.1% for the year ended December 31, 2001. The increase in 2003 versus 2002 was mainly due to an increase in the number of special events and marketing campaigns for which promotional allowances were given in 2003, while the increase in 2002 versus 2001 was primarily associated with promotional food coupons offered throughout the majority of 2002.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Year ended December 31, 2003	Percent Change	Year ended December 31, 2002	Percent Change	Year ended December 31, 2001
Casino	$44,531	(0.3)%	$44,685	(2.5)%	$45,820
Rooms	11,437	(0.4)	11,487	(5.7)	12,166
Food and beverage	23,714	(4.4)	24,795	(1.0)	25,019
Other	6,242	(10.7)	6,993	18.0	5,927
Selling, general and administrative	29,281	(0.1)	29,264	0.2	29,207
Depreciation	10,710	(9.5)	11,837	(2.0)	12,082

Casino Expenses.    For the year ended December 31, 2003, casino expenses remained flat with the prior year. Declines in casino payroll expenditures, the amount of state gaming taxes paid, and bad debt expense were offset by a significant increase in casino marketing expenses for promotions implemented in 2003 in an effort to drive casino volume.

Casino expenses for the year ended December 31, 2002 decreased 2.5% as compared to the year ended December 31, 2001. The primary contributors to this decrease were declines in casino payroll expenses and reductions in state gaming taxes in conjunction with the aforementioned decreased casino revenues during the same period.

Room Expenses.    Room expenses remained flat for the year ended December 31, 2003 versus the prior year. Reductions in payroll and laundry expenses were achieved despite a slight increase in occupancy during the current year; however, these savings were offset by an increase in travel agent commissions associated with the WIBC tournament.

For the year ended December 31, 2002, room expenses declined 5.7% compared to the prior year. This decrease was attributed to a reduction in occupied rooms in 2002 resulting in decreased departmental payroll expenditures in addition to a decline in travel agent commission expenses due to the absence of a bowling tournament in 2002.

Food and Beverage Expenses.    Food and beverage expenses decreased 4.4% for the year ended December 31, 2003 as compared to the year ended December 31, 2002 in conjunction with the previously discussed food and beverage revenue decreases.

Food and beverage expenses decreased 1.0%, for the year ended December 31, 2002 compared to the prior year. Food cost of sales and, to a lesser degree, food other operating expenses decreased both in absolute value and as a percentage of revenues. Cost cutting measures implemented throughout the year ended December 31, 2002 improved profit in the food department. An increase in beverage expenses for the year ended December 31, 2002 compared to the year ended December 31, 2001 resulted from the aforementioned increase in beverage revenues.

Other Operating Expenses.    Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses decreased 10.7% for the year ended December 31, 2003 in comparison to the prior year. This decrease was primarily due to a decline in entertainment expenses during the current year, resulting from the sharing with other Reno properties of production and entertainers’ fees for several concerts held in the City Center Pavilion.

Other expenses increased 18.0% for the year ended December 31, 2002 in comparison to the prior year. This increase was primarily due to an increase in entertainment expenses, principally for professional entertainer fees, associated with our enhanced concert schedule throughout 2002.

Selling, General and Administrative Expenses.    For the year ended December 31, 2003, selling, general and administrative expenses were flat in comparison to the year ended December 31, 2002. Increases in general liability insurance costs and property taxes during the current year combined with increased gas and electric utilities expenses during the first quarter of 2003 were offset by declines in payroll benefits and equipment rental fees associated with computer equipment. Advertising expenses for the year ended December 31, 2003 remained steady with the prior year.

Selling, general and administrative expenses were flat for the year ended December 31, 2002 in comparison to the year ended December 31, 2001. Savings in marketing costs combined with decreased facility operations expenses were achieved throughout 2002. However, these savings were entirely offset by increases in liability insurance premiums and assessed property taxes, along with costs associated with our new supplemental executive retirement plan during the same period. Decreases in marketing costs were associated with reduced professional services for advertising throughout the year ended December 31, 2002 in addition to reductions in television media and production expenses. The decline in facility operation expenses was attributed to decreased departmental payroll expenditures in addition to decreases in repairs and maintenance and utility expenses.

Depreciation Expense.    For the year ended December 31, 2003, depreciation expense declined 9.5% in comparison to the prior year due to many assets becoming fully depreciated during the current year.

Depreciation for the year ended December 31, 2002 decreased 2.0% in comparison to the year ended December 31, 2001 due to many seven-year assets becoming fully depreciated in midyear 2002.

Other (Income) Expense

Other (income) expense is comprised of interest income, interest expense, interest rate swap income, insurance settlement proceeds, loss on early redemption of debt, and other. Interest expense increased $1.5 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This increase resulted from higher average outstanding borrowings during our first quarter in 2003, which was partially offset by lower average outstanding borrowings during the remainder of the current year, combined with higher average interest rates resulting from our issuance in March 2002 of our $160 million principal amount of 10 1/8% mortgage notes (“Notes”) and related transactions described under “Liquidity and Capital Resources.” Interest rate swap income of $1.0 million was recorded for the year ended December 31, 2003. Other income of $0.2 million was recognized during the year ended December 31, 2003 due to the change in market value of the funded portion of our supplemental executive retirement plan.

For the year ended December 31, 2002, interest expense increased $2.4 million compared to the prior year due to higher interest on the Notes. This increase was in part offset by lower average outstanding borrowings combined with a lower average interest rate during the majority of the first quarter prior to the issuance of the Notes. Interest rate swap income of $2.3 million was recorded for the year ended December 31, 2002. Other expense of $0.1 million was recognized during the year ended December 31, 2002 due to the change in market value of the funded portion of our supplemental executive retirement plan. For the year ended December 31, 2001, a $0.2 million insurance settlement was received and $0.3 million in interest rate swap income was recognized.

Liquidity and Capital Resources

During the year ended December 31, 2003, we generated cash flows from operating activities of $22.5 million compared to $35.2 million in the prior year. The $12.7 million decrease in cash provided by operations was primarily due to the $7.3 million decline in net income, a $1.0 million decrease in depreciation and amortization, and various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of December 31, 2003, cash and cash equivalents were $19.4 million, sufficient for normal operating requirements.

Cash used in investing activities for the year ended December 31, 2003 was $5.0 million compared to $4.5 million for the year ended December 31, 2002, and related primarily to capital expenditures for various renovation projects and equipment purchases. In future years, we expect to make capital expenditures consistent with historical expenditures, and to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace, additional amounts as approved by our executive committee. During the third quarter of 2004, we expect to begin our hotel room renovation project. The budget for this project is approximately $7.2 million, of which half will be completed in 2004, with the remainder to be completed in 2005. Including the aforementioned room renovation project, our executive committee has approved $7.1 million in capital expenditures for 2004.

Cash used in financing activities was $13.1 million for the year ended December 31, 2003 compared to $28.0 million for the year ended December 31, 2002. During the year ended December 31, 2003, tax distributions of $4.0 million were made to our partners. In addition, prepayments in the aggregate principal amount of $9.0 million were made in 2003 on the term portion of the credit facility, permanently reducing the amount of the term loan and terminating our ability to borrow under this portion of our credit facility. During the year ended December 31, 2003, $4.5 million was borrowed and subsequently paid on the revolving portion of the credit facility.

In July 2003, we renewed our general and liability insurance policies which included an increase in our previous earthquake coverage. Under the new policy, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $500 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $500 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $276.5 million of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $223.5 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC. Our new insurance policy includes terrorism coverage up to $150 million.

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

The Partnership’s partnership agreement provides that the partners shall not be permitted or required to contribute additional capital to the Partnership without the consent of the partners, which consent by be given or withheld in each partner’s sole and absolute discretion.

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our amended senior secured credit facility.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases, as of December 31, 2003 (in thousands):

Description	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$—	$—	$—	$—	$—	$159,492
Operating leases	79	63	27	—	—	—

Total	$79	$63	$27	$—	$—	$159,492

The repayment of our long-term debt, which consists of our indebtedness under the Credit Facility and the indebtedness evidenced by the Notes, is subject to acceleration upon the occurrence of an event of default under the Credit Facility or the indenture relating to the Notes.

We made cash interest payments of $15.5 million, $9.9 million, and $14.2 million during the years ended December 31, 2003, 2002 and 2001, respectively. We anticipate that cash payments for interest in 2004 will be less than 2003 due to lower average outstanding borrowings.

Other Factors Affecting Results of Operations

Approvals have been obtained for two public works projects in the downtown area of Reno. The first project will lower the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. Construction of this project began in January 2004 with an expected completion date in December 2004. To date, the impact on our operations has been minimal; however, we cannot determine the effect of either of these projects on our future operations.

In July 2003, the Governor of Nevada signed into law a new tax bill that provides for increases in the taxes applicable to our operations. Based on our initial evaluation of the new Nevada tax law, we estimate the full-year incremental impact on our operations will be less than $1.0 million.

Senior Secured Credit Facility

On March 5, 2002, concurrently with the issuance of the Notes, we entered into a new senior secured credit facility (the “Credit Facility”) comprised of a $20.0 million term loan facility and a $20.0 million revolving facility. The proceeds from the Notes, together with $26.0 million of borrowings under our new credit facility and operating cash of $0.6 million, were used to repay $150.2 million, representing all of the indebtedness outstanding under our prior credit facility, to fund $30.0 million of distributions to the Partnership’s partners, ELLC and Galleon, and to pay $6.3 million ($5.8 million of which was paid at the time of the transaction) in fees and expenses related to the transactions. During the three months ended March 31, 2002, prior to the issuance of the Notes, the Partnership also made distributions to its partners of (i) $2.4 million (representing tax distributions attributable to the fourth quarter of 2001), (ii) $5.2 million (representing tax distributions attributable to the year 2000), and (iii) $2.1 million representing the remaining balance of a priority allocation payable to Galleon. Prepayments on the term loan portion of the Credit Facility permanently reduced the amount of the term loan. As of December 31, 2003, we had prepaid the entire $20.0 million term facility, including $9.0 million we paid during the current year.

On November 4, 2003, we executed an amendment to the Credit Facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10.0 million, none of which was outstanding at December 31, 2003, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Amended Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Amended Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Amended Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Amended Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Amended Credit Facility are senior to the security interests securing our obligations on the Notes. The Amended Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity.

At December 31, 2003, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, we were in compliance with all of the covenants in the Amended Credit Facility and we had the ability to borrow all of the $10.0 million available under the revolving portion of the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition that follows are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

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

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. As of December 31, 2003, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Partnership adopted SFAS No. 144 in January 2002. The Partnership periodically evaluates its long-lived assets for impairment. The adoption of this statement did not have a material impact on its financial condition or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Partnership’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Partnership’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material impact on the Partnership’s financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. As of December 31, 2003, we had no variable rate debt outstanding. At December 31, 2003, the term loan portion of our credit facility had been paid in full and we had no indebtedness outstanding under the $10.0 million revolving portion of our credit facility pursuant to which we may have outstanding from time to time up to $10.0 million of variable rate debt.

We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions. The institution that was a counterparty to the interest rate swap agreement described in the next paragraph was a member of the bank group providing our Credit Facility.

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

On June 13, 2002 we and Bank of America N.A. entered into a new fixed-to-floating swap agreement with a $50.0 million notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, we received interest at a fixed rate of 10.125% per annum and we paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 5.31%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2002. We were required to record changes in the fair market value of the contract on a quarterly basis in our income statement. On October 8, 2002, we terminated the swap agreement in advance of its scheduled termination date and received $2,327,000.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to the reports of Deloitte & Touche LLP and Arthur Andersen LLP, dated March 22, 2004 and February 8, 2002, respectively, and the consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. appearing on pages F-1 through F-20 of this annual report, which are incorporated in this Item 8 by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrants

Overview

The current managing partner of the Partnership is Galleon, Inc. (“Galleon”). Under the terms of the partnership agreement, the managing partner is responsible for the day-to-day management of the business affairs of the Partnership. The managing partner has delegated a substantial portion of its duties to the general manager of Silver Legacy. Although the Partnership is a general partnership between Galleon, which is a wholly-owned subsidiary of Mandalay Resort Group, and Eldorado Limited Liability Company (“ELLC”), which is a 96%-owned subsidiary of Eldorado Resorts LLC, the Partnership employs its own separate management team to operate Silver Legacy. An executive committee of the Partnership is responsible for consulting with, reviewing, monitoring and overseeing the performance of the management of Silver Legacy, and thus, functions in a capacity similar to a corporation’s board of directors.

The Managing Partner

The Partnership’s partnership agreement (the “Partnership Agreement”) designates Galleon as the Partnership’s managing partner with responsibility and authority for the day-to-day management of the business affairs of the Partnership, including overseeing the day-to-day operations of Silver Legacy and other Partnership business, preparation of the Partnership’s budgets and implementation of the decisions made by the partners. The managing partner is also responsible for the preparation and submission of the Partnership’s annual business plan for review and approval by the Partnership’s executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below.

The Partnership Agreement provides that the managing partner shall appoint the general manager, subject to approval of the appointment by the executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below. Under the terms of the Partnership Agreement, the general manager may be removed by either of the Partnership’s partners upon 30 days written notice. The Partnership Agreement also provides that the managing partner shall appoint the other principal senior management of the Partnership and Silver Legacy, who shall perform such functions, duties, and responsibilities as the managing partner may assign, and shall serve at the direction and pleasure of the managing partner.

The Partnership Agreement provides that the unanimous approval of both partners is required for certain actions, including the admission of an additional partner, the purchase of additional real property, encumbrances on Silver Legacy, sales or other dispositions of all or substantially all of the assets of the Partnership, refinancing or incurrence of indebtedness involving in excess of $250,000 other than in the ordinary course of business, capital improvements involving more than $250,000 that are not included in an approved annual business plan, and any obligation, contract, agreement, or commitment with a partner or an affiliate of a partner which is not specifically permitted by the Partnership Agreement.

Replacement of the Managing Partner

If the actual net operating results of the business of the Partnership for any four consecutive quarters are less than 80% of the projected amount as set forth in the Partnership’s annual business plan, after appropriate adjustments for factors affecting similar business in the vicinity of the Silver Legacy, ELLC may require Galleon to resign from its position as managing partner.

In the event Galleon resigns as managing partner, ELLC will have the right and option to become the managing partner of the Partnership and assume all the obligations of the managing partner under the Partnership Agreement, or the partners are required to attempt to appoint a third party to manage the day-to-day business affairs of the Partnership. In such event, if the partners are unable to agree on a manager, then the Partnership shall be dissolved and liquidated in accordance with the provisions of the Partnership Agreement.

The Executive Committee

An executive committee of the Partnership is authorized to review, monitor and oversee the performance of the management of the Silver Legacy. The executive committee of the Partnership shall consist of five members, with three members appointed by the managing partner and two members appointed by the other partner. In the event that neither of the partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each partner and a fifth member appointed by a third party manager selected by the partners. Each partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy. The current members of the executive committee are Stephen J. Greathouse, Frank R. Baldwin, and Yvette E. Landau, each of whom was appointed by Galleon, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC.

Subject to the requirement of unanimous approval of the partners for certain actions, the duties of the executive committee include, but are not limited to, (i) reviewing, adjusting, approving, developing, and supervising the Partnership’s annual business plan, (ii) reviewing and approving the terms of any loans made to the Partnership, (iii) approving all material purchases, sales, leases or other dispositions of Partnership property, other than in the ordinary course of business, and (iv) approving the appointment of the general manager, who is the Partnership’s chief executive officer, and the controller, who is the Partnership’s chief financial officer and accounting officer, and determining the compensation of the general manager and the controller.

The Partnership Agreement provides special voting procedures for the executive committee’s approval of the annual business plan, the appointment of the general manager and the determination of the general manager’s compensation. In voting on these matters, the members of the executive committee appointed by the managing partner shall have a total of two votes and the members of the executive committee appointed by the other partner shall have a total of two votes. The managing partner shall designate which two of the three members of the executive committee appointed by the managing partner are to exercise the two votes. If the executive committee is deadlocked in deciding any matter which is subject to the special voting procedures, then the meeting may be adjourned to another meeting date. If the executive committee remains deadlocked with respect to its approval of an annual business plan until the end of the second month of the fiscal year described in the annual business plan, then either partner may by written notice cause the approval of the annual business plan to be submitted to a nationally recognized accounting firm mutually agreeable to the partners (the “Accountant”) for resolution. The Accountant shall consider the positions of the members of the executive committee and the partners, and shall decide whether to approve the annual business plan, or to modify the annual business plan and approve it with such modifications. The decision of the Accountant on these matters shall have the same effect as the approval of the annual business plan by the executive committee. If the executive committee remains deadlocked with respect to its approval of the appointment of a general manager for a period of one month following the effective date of the resignation or removal of the previous general manager, then the executive committee shall assume the duties of the general manager until such time as the executive committee can reach a decision on the appointment and compensation of a new general manager. In exercising the duties of the general manager, the, executive committee shall act and vote in accordance with the special voting procedures described above. If the executive committee remains deadlocked on the determination of the compensation of the general manager for a period of one month following the first meeting on the proposed compensation, then either partner may by written notice cause the determination of such compensation to be submitted to the Accountant for resolution. In that event, the Accountant shall consider the positions of the executive committee, and shall adopt a compensation arrangement consistent with the position advocated by at least one member of the executive committee. The decision of the Accountant on any matter which is subject to the special voting procedures shall be final and binding on the executive committee and the partners.

The Partnership’s Executive Committee and Capital’s Board of Directors have each determined that Robert M. Jones, who is a member of the Executive Committee and the Board of Directors, and also serves on their audit committee, is an “audit committee financial expert” in that he has the following attributes:

•	an understanding of generally accepted accounting principles and financial statements;

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•	experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Partnership’s financial statements or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal control over financial reporting; and

•	an understanding of audit committee functions.

Mr. Jones is not independent as that term is defined under current rules of the New York Stock Exchange (“NYSE”). None of the Partnership’s or Capital’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of the Partnership or Capital in the future.

The Partnership’s Executive Committee and Capital’s Board of Directors have adopted a code of ethics that applies to the Partnership’s and Capital’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code of ethics, a copy of which is included as Exhibit 14 to this report, is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that the Partnership file with, or submit to, the SEC and in other public communications made by the Partnership;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person identified in the code; and

•	accountability for adherence to the code.

Executive Officers, Members of the Executive Committee and Directors

The following table sets forth certain information concerning our executive officers, the executive officer and director of our managing partner, Galleon, the members of the Partnership’s executive committee and the members of the board of directors of Capital.

Name	Age	Positions
Gary L. Carano	51	General Manager of Silver Legacy, Chief Executive Officer of the Partnership, and President and Chief Executive Officer of Capital

Michael F. Whitemaine	49	Assistant General Manager of Silver Legacy and Vice President of Capital

Glenn T. Carano	48	Executive Director of Marketing of Silver Legacy and Secretary of the Partnership and Capital

Bruce C. Sexton	50	Director of Finance/Administration of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital

Glenn W. Schaeffer	49	President, Secretary, Treasurer and Director of Galleon

Gene R. Carano	48	Member of the Partnership’s Executive Committee and Director of Capital

Stephen J. Greathouse	53	Member of the Partnership’s Executive Committee and Director of Capital

Robert M. Jones	61	Member of the Partnership’s Executive Committee and Director of Capital

Yvette E. Landau	47	Member of the Partnership’s Executive Committee and Director of Capital

Frank R. Baldwin	66	Member of the Partnership’s Executive Committee and Director of Capital

Gary L. Carano.    Mr. Carano has served as General Manager of Silver Legacy and Chief Executive Officer of the Partnership since January 1995 and President and Chief Executive Officer of Capital since its incorporation in August 2001. He is also a member of the board of managers of the Eldorado Hotel & Casino and Treasurer of Recreational Enterprises, Inc. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado Hotel & Casino from 1980 to 1994. Gary L. Carano, Glenn T. Carano and Gene R. Carano are brothers.

Michael F. Whitemaine.    Mr. Whitemaine has been the Assistant General Manager of Silver Legacy since January 1995 and Vice President of Capital since November 2001. Prior to 1995, Mr. Whitemaine worked at the Eldorado Hotel & Casino for 12 years, where he served in various positions, including Food and Beverage Director, Slot Director, and most recently, Assistant General Manager.

Glenn T. Carano.    Mr. Carano has been the Director of Marketing or Executive Director of Marketing of Silver Legacy since January 1995, Secretary of the Partnership since August 2001 and Secretary of Capital since November 2001. Prior to 1995, he served as Director of Marketing at the Eldorado Hotel & Casino for eight years. Mr. Carano has served as chairman of the board of directors of the Airport Authority of Washoe County and is presently a member of the board of the Reno-Sparks Convention & Visitors Authority. He is also presently a member of the board of managers of the Eldorado Hotel & Casino and Secretary of Recreational Enterprises, Inc. From 1977 to 1983, Mr. Carano was a quarterback for the Dallas Cowboys football team.

Bruce C. Sexton.    Mr. Sexton has been the Director of Finance/Administration of Silver Legacy since January 1995, Controller and Chief Accounting and Financial Officer of the Partnership since January 1995. He has been Treasurer of Capital since its incorporation in August 2001 and its Chief Accounting and Financial Officer since November 2001. Mr. Sexton began working at the Circus Circus Hotel and Casino in Reno in 1978 as chief accountant and, before joining Silver Legacy, held the position of Controller at that property for eight years.

Glenn W. Schaeffer.    Mr. Schaeffer has been President, Secretary, Treasurer and Director of Galleon since March 1997. He has been President and Chief Financial Officer of Mandalay Resort Group since June 1995 and a Director of Mandalay Resort Group since March 1996. In addition, Mr. Schaeffer was Treasurer of Mandalay Resort Group from June 1995 to June 2003. Mr. Schaeffer was involved in an executive capacity in the management and operations of other gaming entities from 1993 until they were acquired by Mandalay Resort Group in June 1995. He also was President of Mandalay Resort Group from June 1991 until February 1993 and was that corporation’s Chief Financial Officer and a Director from 1984 until February 1993.

Gene R. Carano.    Mr. Carano has been a member of the executive committee of the Partnership since December 2000 and a director of Capital since November 2001. He is currently the Assistant General Manager of Eldorado Resorts LLC and was previously the General Manager between 2001 and 1996. In addition, he is the Vice President and a member of the board of managers of the Eldorado Hotel & Casino since 1996, the Vice President of Eldorado Resorts LLC or its predecessor since 1993, the Secretary of Eldorado Resorts LLC since June 1996, and Vice President of Recreational Enterprises, Inc. since 1983. Prior to 1993, Mr. Carano served as a Co-General Manager of the Eldorado Hotel & Casino and served as its Director of Gaming. Prior to joining Eldorado Resorts LLC, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss.

Stephen J. Greathouse.    Mr. Greathouse has been a member of the executive committee of the Partnership since September 1997 and a director of Capital since November 2001. He is also currently an officer of various operating subsidiaries of Mandalay Resort Group. Prior to joining Mandalay Resort Group in 1997, he was Chief Executive Officer of Boardwalk Casino, Inc. and from 1995 to 1996 he was Chairman and Chief Executive Officer of Alliance Gaming Corporation.

Robert M. Jones.    Mr. Jones has been a member of the executive committee of the Partnership since November 1995 and a director of Capital since November 2001. He has been the Chief Financial Officer of Eldorado Resorts LLC or its predecessor since 1989. Prior to joining Eldorado Resorts LLC in 1984, Mr. Jones spent fourteen years in public accounting, ten of which were as an audit principal with the international accounting firm of Arthur Young & Company. Mr. Jones is a former Certified Public Accountant.

Yvette E. Landau.    Ms. Landau has been a member of the executive committee of the Partnership since July 1995 and a director of Capital since November 2001. She has been a Vice President, General Counsel and Secretary of Mandalay Resort Group since June 1996. She is also a member of the management committee of Detroit Entertainment, L.L.C., in which Mandalay Resort Group owns a 53.5% interest. Prior to joining Mandalay Resort Group in 1993, she was a partner in the law firm of Snell & Wilmer in Phoenix, Arizona.

Frank R. Baldwin.    Mr. Baldwin became a member of the executive committee of the Partnership and a director of Capital in March 2003. He is currently the Vice President and General Manager of the Circus Circus Hotel and Casino in Reno. From November 1997 until joining the Circus Circus Hotel and Casino in 2003, he was employed by the Luxor Hotel and Casino in Las Vegas, Nevada, most recently as the Director of Casino Operations. Prior to assuming that position in November 1999, Mr. Baldwin was Casino Shift Manager for a period of approximately two years.

Item 11.    Executive Compensation.

The following table sets forth, for our last three fiscal years, the cash compensation paid by us, as well as certain other compensation paid or accrued for those years, to the Partnership’s executive officers and the executives of Silver Legacy. In this annual report, we sometimes refer to these individuals as our “named executive officers.”

	Annual Compensation				All Other Compensation(1)
Name and Principal Position	Year	Salary	Bonus
Gary L. Carano General Manager of Silver Legacy and Chief Executive Officer of the Partnership	2003 2002 2001	$400,000 400,000 400,000	$	— 52,091 65,306	$1,275 2,846 2,650	(2)

Michael F. Whitemaine Assistant General Manager of Silver Legacy	2003 2002 2001	$275,000 275,000 275,000	$	— 43,121 52,245	$75 96 100	(2)

Glenn T. Carano Executive Director of Marketing of Silver Legacy and Secretary of the Partnership	2003 2002 2001	$400,000 400,000 400,000	$	— 39,183 52,245	$1,275 2,846 2,650	(2)

Bruce C. Sexton Director of Finance/Administration of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership	2003 2002 2001	$175,000 175,000 175,000	$	— 37,641 44,508	$1,275 2,222 2,295	(2)

(1)	Certain of the individuals named in this table received personal benefits that are not reflected in their salary and bonus amounts. The value of the personal benefits received by each of these individuals did not, in any of our last three fiscal years, exceed $50,000 or 10% of the individual’s total annual salary and bonus for that fiscal year.
(2)	Represents $75 in premiums paid by the Partnership for life and accidental death insurance for the benefit of these individuals and $1,200, $1,200 and $1,200 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan to the accounts of Gary L. Carano, Glenn T. Carano and Bruce C. Sexton, respectively.

None of the members of the Partnership’s executive committee, the executive officer or director of our managing partner, Galleon, or the members of the board of directors of Capital or its executive officers is compensated by the Partnership or Capital for his or her services in these capacities.

Pension Plan

The following tables show the estimated annual benefits payable to a “Tier I” and “Tier II” participant under the Silver Legacy Supplementary Executive Retirement Plan (the “SERP”) at normal retirement (which is age 65), based on years of service credited under the SERP and the participant’s final compensation, as determined under the SERP. Gary L. Carano is a Tier I participant in the SERP and each of our other named executive officers is a Tier II participant.

Tier I

Estimated Annual Benefits

Upon Retirement at Age 65

After Completion of the Following Years of Service(1)

(Years of Service)

Remuneration(2)	Less than 4	4 or 5	6 or 7	8 or 9	10 or 11	12 or 13	14 or more
$150,000	—	$30,000	$37,500	$45,000	$60,000	$75,000	$90,000
200,000	—	40,000	50,000	60,000	80,000	100,000	120,000
250,000	—	50,000	62,500	75,000	100,000	125,000	150,000
300,000	—	60,000	75,000	90,000	120,000	150,000	180,000
350,000	—	70,000	87,500	105,000	140,000	175,000	210,000
400,000	—	80,000	100,000	120,000	160,000	200,000	240,000
450,000	—	90,000	112,500	135,000	180,000	225,000	270,000
500,000	—	100,000	125,000	150,000	200,000	250,000	300,000
550,000	—	110,000	137,500	165,000	220,000	275,000	330,000
600,000	—	120,000	150,000	180,000	240,000	300,000	360,000

Tier II

Estimated Annual Benefits

Upon Retirement at Age 65

After Completion of the Following Years of Service(1)

(Years of Service)

Remuneration(2)	Less than 4	4 or 5	6 or 7	8 or 9	10 or 11	12 or 13	14 or more
$150,000	—	$22,500	$30,000	$37,500	$45,000	$52,500	$60,000
200,000	—	30,000	40,000	50,000	60,000	70,000	80,000
250,000	—	37,500	50,000	62,500	75,000	87,500	100,000
300,000	—	45,000	60,000	75,000	90,000	105,000	120,000
350,000	—	52,500	70,000	87,500	105,000	122,500	140,000
400,000	—	60,000	80,000	100,000	120,000	140,000	160,000
450,000	—	67,500	90,000	112,500	135,000	157,500	180,000
500,000	—	75,000	100,000	125,000	150,000	175,000	200,000
550,000	—	82,500	110,000	137,500	165,000	192,500	220,000
660,000	—	90,000	120,000	150,000	180,000	210,000	240,000

(1)	The amounts set forth in each table are computed as an annual benefit payable in the form of a straight-life annuity, commencing following the participant’s attainment of age 65, the normal retirement age under the SERP. The benefits listed in the tables are not subject to any deduction for Social Security or other offset amounts. The terms of the SERP permit a participant to retire as early as age 55, in which event he or she will be entitled to receive the annual retirement benefit determined as of the actual retirement date, subject to reduction of the benefit (if the date of retirement is before age 60) at the rate of 5% per annum for the period between the retirement date and the participant’s 60th birthday.
(2)	The amount of a participant’s remuneration for purposes of determining benefits under the tables is his highest annual compensation during any of the last five full calendar years the participant is employed (or such smaller number of full calendar years if the participant has not worked for five years at the time of terminating his or her employment) or the 12-month period ending on the participant’s termination of employment with the Partnership or Silver Legacy. Annual compensation for this purpose is the participant’s base salary plus his bonus. The SERP limits the amount of bonus that may be taken into account for this purpose to 150% of base salary. A participant is credited with a year of service under the SERP for each period of 12 full months of employment with the Partnership or Silver Legacy, but service credit for periods prior to enrollment in the plan is limited to ten years.

For purposes of determining their respective benefits pursuant to the SERP, each of our named executive officers will have 14 or more credited years of service if he continues to be employed by the Partnership until age 65, the normal retirement age under the SERP. Each of our named executive officers had nine credited years of service under the SERP as of December 31, 2003.

Compensation Committee Interlocks and Insider Participation

The compensation of the Partnership’s executive officers and Silver Legacy’s executives is determined by the Partnership’s executive committee. The only individuals who served on the Partnership’s executive committee during the year ended December 31, 2003 were Frank R. Baldwin, Gene R. Carano, Stephen J. Greathouse, Robert M. Jones and Yvette E. Landau, each of whom is currently an executive committee member, and Thomas D. Robinson, who was replaced by Frank R. Baldwin and no longer serves on the executive committee. None of the individuals who served on the executive committee during 2003 has ever been an officer or employee of the Partnership or any subsidiary of the Partnership.

During the year ended December 31, 2003, Gary L. Carano, the Partnership’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President and Secretary of Eldorado Resorts LLC, served on the Partnership’s executive committee.

Three-Property Payments.    Registered hotel guests at Silver Legacy, as well as registered hotel guests at the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within the entire three-property complex. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and each hotel, including Silver Legacy, remits to the other two properties the respective amounts collected for charges incurred at the other properties. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays to each of the other two properties the respective amounts of any charges to the guest’s room for services provided by the other properties. The following table sets forth for the year ended December 31, 2003, the respective amounts paid for such complimentary charges by Silver Legacy to the Circus and Eldorado properties and the respective amounts received by Silver Legacy from the Circus and Eldorado properties.

Payor	Payee	Amount
Silver Legacy	Circus Circus	$425
Silver Legacy	Eldorado	35,060
Circus Circus	Silver Legacy	381
Eldorado	Silver Legacy	1,671

The Eldorado Hotel & Casino is owned by Eldorado Resorts LLC, which is 63.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

Yvette E. Landau has, since June 1996, been an executive officer of Mandalay Resort Group which owns and operates the Circus Circus Hotel and Casino though a wholly owned subsidiary. Gene R. Carano is currently assistant general manager of the Eldorado Hotel & Casino and was their general manager from 1996 through 2001. In addition, he has been a vice president and a member of the board of managers of the Eldorado Hotel & Casino since July 1996 and, since July 1996, he and Robert M. Jones have been executive officers of Eldorado Resorts LLC, which owns 96% of ELLC.

Eldorado Limited Liability Company and Galleon, Inc.    The Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the “Original Partnership Agreement”), pursuant to which the Partnership was formed, provided for certain distributions of the Partnership’s “Net Cash from Operations” (as defined) to the partners, ELLC and Galleon, to the extent there are funds available for that purpose.

Subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership is required by the Original Partnership Agreement, as the same was amended concurrent with the issuance of the Notes and subsequently amended in April 2002 (the “Partnership Agreement”) to make distributions to its partners as follows:

(a)  The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable for corporations for such period (as of the date hereof both rates were 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

(b)  Annual distributions of remaining “Net Cash From Operations” in proportion to the percentage interests of the partners.

(c)  Distributions of “Net Cash From Operations” in amounts or at times that differ from those described in (a) and (b) above, provided in each case that both partners agree in writing to the distribution in advance thereof.

As defined in the Partnership Agreement, the term “Net Cash From Operations” means the gross cash proceeds received by the Partnership, less the following amounts: (i) cash operating expenses and payments of other expenses and obligations of the Partnership, including interest and scheduled principal payments on Partnership indebtedness, including indebtedness owed to the partners, if any, (ii) all capital expenditures made by the Partnership, and (iii) such reasonable reserves as the partners deem necessary in good faith and in the best interests of the Partnership to meet anticipated future obligations and liabilities of the Partnership (less any release of reserves previously established, as similarly determined). As defined in the Partnership Agreement, the term “Liquidating Event” means the first to occur of any of (i) January 1, 2053, (ii) the sale of all or substantially all of the Partnership property, (iii) the unanimous vote of the partners to dissolve, wind up, and liquidate the Partnership, (iv) the happening of any other event that makes it unlawful or impossible to carry on the business of the Partnership, (v) the occurrence of an Event of Bankruptcy (as defined the Partnership Agreement) of a partner, or (vi) the partners are unable to agree upon a replacement managing partner as provided in the Partnership Agreement.

The payments, representing tax distributions, made to the Partnership’s partners during the year ended December 31, 2003 were as follows:

Partner	Amount
ELLC	$2,025,000
Galleon	$2,025,000

ELLC is 96% owned by Eldorado Resorts LLC, which is 63.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership and Gene R. Carano, a member of the Partnership’s executive committee.

Recreational Enterprises, Inc.    From time to time, Silver Legacy has utilized a King Air aircraft owned by Recreational Enterprises, Inc. (“REI”) for the purpose of providing air service to select customers. During the year ended December 31, 2003, the Partnership paid REI $14,781 for such services. We believe the terms on which we have utilized this service are at least as favorable as those that would be available from an unrelated third party. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of Eldorado Resorts LLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano,

Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Sierra Adventure Equipment Leasing, Inc.    From time to time, Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht during the year ended December 31, 2003 were based on a flat rate per trip of $2,500 ($1,250 if the trip was shared with our partner, ELLC) and totaled $6,250. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC.    Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the year ended December 31, 2003 totaled $68,089.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the year ended December 31, 2003, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $56,568. ELLC, which owns 50% of the Partnership, is 96% owned by Eldorado Resorts LLC.

Mandalay Resort Group.    Silver Legacy utilizes 235 spaces in the parking garage at the Circus Circus Hotel and Casino to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays the Circus Circus Hotel and Casino rent in the amount of $5,000 per month. We believe the terms on which we have utilized this service are at least as favorable as those that would have been available from an unrelated third party. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this arrangement for the foreseeable future. The Circus Circus Hotel and Casino is owned by a wholly owned subsidiary of Mandalay Resort Group.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Capital

All of the issued and outstanding capital stock of Capital is owned by the Partnership.

The Partnership

The Partnership is a joint venture in the form of a general partnership in which Galleon, Inc., a wholly owned subsidiary of Mandalay Resort Group and the Partnership’s managing partner, and Eldorado Limited Liability Company, a 96% owned subsidiary of Eldorado Resorts LLC, each owns a 50% equity interest.

The following table sets forth certain information with respect to the beneficial ownership of partnership interests in the Partnership by (i) each person known by the Partnership to be a beneficial owner of a greater than 5% interest in the Partnership, (ii) each partner in the Partnership, (iii) each member of the executive committee of the Partnership, (iv) each director of Capital, (v) each executive officer of the Partnership and Capital, (vi) Glenn W. Schaeffer, the sole officer and director of Galleon, (vii) all executive committee members and executive officers of the Partnership, as a group, and (viii) all directors and executive officers of Capital, as a group. Except as otherwise indicated in the footnotes to the table below, Galleon, Inc. and Eldorado Limited Liability Company each has sole voting and dispositive power with respect to its interest in the Partnership. Except as otherwise indicated, the address of each person listed in the table below is c/o Circus and Eldorado Joint Venture, 407 North Virginia Street, Reno, Nevada 89501.

Percentage of Partnership Interest in Circus and Eldorado Joint Venture
Galleon, Inc.(1)	50%
Eldorado Limited Liability Company(2)	50%
Mandalay Resort Group(1)	50%
Eldorado Resorts LLC(2)	50%
Recreational Enterprises, Inc.(2)	50%
Donald L. Carano(2)	50%
Gary L. Carano	—
Michael F. Whitemaine	—
Glenn T. Carano	—
Bruce C. Sexton	—
Gene R. Carano	—
Stephen J. Greathouse	—
Robert M. Jones	—
Yvette E. Landau	—
Frank R. Baldwin	—
Glenn W. Schaeffer(3)	50%
All executive officers and executive committee members of the Partnership, as a group	—
All executive officers and directors of Capital, as a group	—

(1)	Galleon, Inc. is a wholly owned subsidiary of Mandalay Resort Group. Under Rule 13d-3 of the Securities Exchange Act of 1934, Mandalay Resort Group may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of its ownership of Galleon, Inc. The address of Galleon, Inc. and Mandalay Resort Group is 3950 Las Vegas Boulevard South, Las Vegas, Nevada 89119.
(2)	Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC. Under Rule 13d-3 of the Securities Exchange Act of 1934, Eldorado Resorts LLC, and, in turn, Recreational Enterprises, Inc., the 55% owner of Eldorado Resorts LLC, and Donald L. Carano, who owns 49.5% of Recreational Enterprises, Inc. and 3% of Eldorado Resorts LLC, may each be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Eldorado Limited Liability Company by virtue of their direct and indirect controlling interests in Eldorado Limited Liability Company. The address of Eldorado Limited Liability Company, Eldorado Resorts LLC and Donald L. Carano is P.O. Box 3399, Reno, Nevada 89505. The address of Recreational Enterprises, Inc. is P.O. Box 2540, Reno, Nevada 89505.
(3)	Under Rule 13d-3 of the Securities and Exchange Act of 1934, Glenn W. Schaeffer may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of his position as the sole officer and director of Galleon, Inc. The address of Glenn W. Schaeffer is 3950 Las Vegas Boulevard South, Las Vegas, Nevada 89119.

Transfer of Partnership Interests

Except as expressly permitted by the Partnership Agreement, neither partner may transfer all or any portion of its interest in the Partnership or any rights therein without the unanimous consent of both partners. The Partnership Agreement provides that a partner may transfer or convey all or any portion of its interest in the Partnership to an affiliate of such partner (subject to certain limitations), members of the partner’s family (which includes the partner’s spouse, natural or adoptive lineal descendants, and trusts for their benefit), another partner, a personal representative of the partner or any person or entity approved by the unanimous consent of the partners.

Unless otherwise agreed by Galleon, Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, or an affiliate controlled by Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, is required to be the manager of and control ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Partnership). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Galleon (or, if applicable, any entity that is a permitted transferee and to which Galleon has transferred its interest in the Partnership) is required to be controlled by Mandalay Resort Group. In the event the limitation in this paragraph with respect to either partner is breached, the other partner will have the right (but not be required) to exercise the buy-sell provisions described below.

Limitation on Partners’ Actions

The Partnership Agreement includes each partner’s covenant and agreement not to (i) take any action to require partition or to compel any sale with respect to its Partnership interest, (ii) take any action to file a certificate of dissolution or its equivalent with respect to itself, (iii) take any action that would cause a bankruptcy of such partner, (iv) withdraw or attempt to withdraw from the Partnership, (v) exercise any power under the Nevada Uniform Partnership Act to dissolve the Partnership, (vi) transfer all or any portion of its interest in the Partnership (other than as permitted hereunder), (vii) petition for judicial dissolution of the Partnership, or (viii) demand a return of such partner’s contributions or profits (or a bond or other security for the return of such contributions or profits) without the unanimous consent of the partners. The Partnership Agreement also provides that if a partner attempts to (A) cause a partition or (B) withdraw from the Partnership or dissolve the Partnership, or otherwise take any action in breach of its aforementioned agreements, the Partnership shall continue and (1) the breaching partner shall immediately cease to have the authority to act as a partner, (2) the other partner shall have the right (but shall not be obligated unless it was so obligated prior to such breach) to manage the affairs of the Partnership, (3) the breaching partner shall be liable in damages, without requirement of a prior accounting, to the Partnership for all costs and liabilities that the Partnership or any partner may incur as a result of such breach, (4) distributions to the breaching partner shall be reduced to 75% of the distributions otherwise payable to the breaching partner and (5) the breaching partner shall continue to be liable to the Partnership for any obligations of the Partnership pursuant to the Partnership Agreement, and to be jointly and severally liable with the other partners for any debts and liabilities (whether actual or contingent, known or unknown) of the Partnership existing at the time the breaching partner withdraws or dissolves.

Buy-Sell Provision

At any time on or after July 1, 2005 either partner (provided such partner is not in default of any of the provisions of the Partnership Agreement) may make an offer to purchase (“Offer”) the interest of the other partner, which will constitute an irrevocable offer by the partner giving the Offer either to (i) purchase all, but not less than all, of the interest in the Partnership of the other partner free of liens and encumbrances for the amount specified in the Offer (the “Sales Price”), or (ii) sell all, but not less than all, of its interest in the Partnership free of liens and encumbrances to the other partner for the amount specified in the Offer (the “Purchase Price”). The partner receiving an Offer will have a period of two months to accept the Offer to sell at the Sales Price or, in the alternative, to require that the offering partner sell its interest to the other partner at the Purchase Price. The closing of the transaction for the sale or purchase of the Partnership interest shall occur not later than six months after the notice of election or at such other time as may be required by the Nevada Gaming Authorities. Subject to any agreements to which the Partnership is a party, the partner purchasing the Partnership interest (the “Purchasing Partner”) shall be entitled to encumber the Partnership property in order to finance the purchase, provided that the other partner (the “Selling Partner”) will have no liability, contingent or otherwise, under such financing. The purchasing partner may assign all or part of its right to purchase the Partnership interest of the Selling Partner to an affiliate of the purchasing partner, provided that no such assignment relieves the Purchasing Partner of its obligations in the event of a default by the affiliate.

Dissolution, Winding Up and Liquidation

The Partnership Agreement provides that the Partnership shall dissolve and commence winding up and liquidating upon the first to occur of any of (i) January 1, 2053, (ii) the sale of all or substantially all of the Partnership property, (iii) the unanimous vote of the partners to dissolve, wind up, and liquidate the Partnership, (iv) the happening of any other event that makes it unlawful or impossible to carry on the business of the Partnership, (v) the occurrence of an Event of Bankruptcy (as defined the Partnership Agreement) of a partner, or (vi) the partners are unable to agree upon a replacement managing partner as provided in the Partnership Agreement (each, a “Liquidating Event”).

The Partnership Agreement also includes the partners’ agreement that the Partnership shall not dissolve prior to the occurrence of a Liquidating Event, notwithstanding any provision of the Nevada Uniform Partnership Act to the contrary. If it is determined by a court of competent jurisdiction that the Partnership has dissolved prior to the occurrence of a Liquidating Event, the partners have agreed to continue the business of the Partnership without a winding up or liquidation.

Upon the occurrence of a Liquidating Event, the Partnership will continue solely for the purpose of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and partners. The managing partner will be responsible for overseeing the winding up and liquidation of the Partnership, taking full account of the Partnership’s liabilities and assets, causing the assets to be liquidated as promptly as is consistent with obtaining the fair market value thereof, and causing the proceeds therefrom, to the extent sufficient therefor, to be applied and distributed (i) first, to the payment and discharge of all of the Partnership’s debts and liabilities to creditors other than partners, (ii) second, to the payment and discharge of all of the Partnership’s debts and liabilities to partners, and (iii) the balance, if any, to the partners in the amount of their respective capital accounts, after giving effect to all contributions, distributions, and allocations for all periods or portions thereof.

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2003 for the Partnership and Capital, respectively.

Equity Compensation Plan Information—The Partnership

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Equity Compensation Plan Information—Capital

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Item 13.    Certain Relationships and Related Transactions.

For information concerning certain transactions, including transactions with entities of which a member of the Partnership’s executive committee is an executive officer or owns a beneficial interest in excess of 10%, see the discussion under the heading “Compensation Committee Interlocks and Inside Participation” in Item 11 of this annual report, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The following table summarizes amounts billed by our auditors, Deloitte and Touche LLP, for accounting fees and services for the years ended December 31, 2003 and 2002.

	2003	2002
Audit fees	$101,800	$97,000	(1)
Audit-related fees	12,500	24,000	(2)
Tax fees	3,900	21,200
All other fees	—	—

(1)	Amount does not include $6,500 billed in 2002 by our previous auditors, Arthur Andersen LLP, for fees and services related to the review of our first quarter Form 10-Q.
(2)	Amount does not include $122,600 billed in 2002 by our previous auditors, Arthur Andersen LLP, for fees and services related to our registration statement filed during the year ended December 31, 2002.

Audit fees include the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Form 10-Q.

Audit-related fees include the aggregate fees billed for services related to our registration statement filed during the year ended December 31, 2002 and the audit of our 401(k) financial statements.

Tax fees include professional services rendered for tax compliance, tax advice and tax planning.

All of the services provided by Deloitte and Touche LLP for 2003 were approved by our audit committee, in each case, prior to the engagement.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	Consolidated Financial Statements:

Incorporated by reference in Item 8 of this annual report and included on pages F-1 through F-17 hereof are the following consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. and the reports thereon of independent public accountants:

(a)(2)	Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Years ended December 31,
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
2003 Allowance for doubtful accounts	$1,630	$437	$706	$1,361
2002 Allowance for doubtful accounts	1,304	835	509	1,630
2001 Allowance for doubtful accounts	1,077	864	637	1,304

(a)(3)	The following exhibits are filed as part of this annual report or incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.3

Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.1

Indenture, dated as of March 5, 2002, among the Registrants and The Bank of New York, with respect to the 10 1/8% Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.2

Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.3

Security Agreement, dated as of March 5, 2002, by the Registrants for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.4

Assignment of Rent and Revenues, entered into as of February 26, 2002, between Circus and Eldorado Joint Venture and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.5

Collateral Account Agreement, dated as of March 5, 2002, among the Registrants and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.6

Environmental Indemnity, entered into as of March 5, 2002, by the Registrants (Incorporated by reference to Exhibit 10.10.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Description
4.7

Registration Rights Agreement, dated as of March 5, 2002, among the Registrants and Banc of America Securities LLC (Incorporated by reference to Exhibit 4.7 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.8

Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.9

Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp. in favor of Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.10

Second Amended and Restated Security Agreement, dated as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.11

Guarantor Security Agreement, dated as of March 5, 2002, between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.12

Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, but effective March 5, 2002, among Circus and Eldorado Joint Venture, First American Title Company of Nevada, as trustee, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.13

Second Amended and Restated Assignment of Rents and Revenues, entered into as of February 26, 2002, but effective as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.7 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.14

Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.8 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.15

Intercreditor Agreement, dated as of March 5, 2002, among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, and the Registrants (Incorporated by reference to Exhibit 10.9.9 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.1*	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2

Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

Exhibit Number	Description
10.3

Letter Agreement, dated April 8, 2003, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.4

Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.5

Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

14	Financial Code of Ethics

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Bruce C. Sexton

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: March 24, 2004	By:	/S/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: March 24, 2004	By:	/S/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ GARY L. CARANO Gary L. Carano	Chief Executive Officer of Circus and Eldorado Joint Venture and President and Chief Executive Officer of Silver Legacy Capital Corp. (Principal Executive Officer of each Registrant)	March 24, 2004

/S/ BRUCE C. SEXTON Bruce C. Sexton

Controller and Chief Accounting and Financial Officer of Circus and Eldorado Joint Venture and Treasurer and Chief Accounting and Financial Officer of Silver Legacy Capital Corp. (Principal Accounting Officer and Principal Financial Officer of each Registrant)

March 24, 2004

/S/ GENE R. CARANO Gene R. Carano	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 24, 2004

/S/ STEPHEN J. GREATHOUSE Stephen J. Greathouse	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 24, 2004

/S/ ROBERT M. JONES Robert M. Jones	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 24, 2004

Signature	Title(s)	Date

/S/ YVETTE E. LANDAU Yvette E. Landau	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 24, 2004

/S/ FRANK R. BALDWIN Frank R. Baldwin	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 24, 2004

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THIS ACT.

Other than copies of its annual reports filed with the Securities and Exchange Commission on Form 10-K, the Partnership and Capital do not provide annual reports to their security holders, and no proxy soliciting material has been sent, or is currently anticipated to be sent, to securities holders.

INDEX TO EXHIBITS

FORM 10-K

Fiscal Year Ended

December 31, 2003

Exhibit Number	Description
3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.3

Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.1

Indenture, dated as of March 5, 2002, among the Registrants and The Bank of New York, with respect to the 10 1/8% Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.2

Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.3

Security Agreement, dated as of March 5, 2002, by the Registrants for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.4

Assignment of Rent and Revenues, entered into as of February 26, 2002, between Circus and Eldorado Joint Venture and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.5

Collateral Account Agreement, dated as of March 5, 2002, among the Registrants and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.6

Environmental Indemnity, entered into as of March 5, 2002, by the Registrants (Incorporated by reference to Exhibit 10.10.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.7

Registration Rights Agreement, dated as of March 5, 2002, among the Registrants and Banc of America Securities LLC (Incorporated by reference to Exhibit 4.7 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.8

Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

Exhibit Number	Description
4.9

Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp. in favor of Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.10

Second Amended and Restated Security Agreement, dated as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.11

Guarantor Security Agreement, dated as of March 5, 2002, between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.12

Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, but effective March 5, 2002, among Circus and Eldorado Joint Venture, First American Title Company of Nevada, as trustee, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.13

Second Amended and Restated Assignment of Rents and Revenues, entered into as of February 26, 2002, but effective as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.7 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.14

Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.8 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.15

Intercreditor Agreement, dated as of March 5, 2002, among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, and the Registrants (Incorporated by reference to Exhibit 10.9.9 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.1*	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2

Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.3

Letter Agreement, dated April 8, 2003, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.4

Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

Exhibit Number	Description
10.5

Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

14	Financial Code of Ethics

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Bruce C. Sexton

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

*	Constitutes a management contract or compensatory plan or arrangement.

INDEPENDENT AUDITORS’ REPORT

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (the “Joint Venture”) as of December 31, 2003 and 2002, and the related consolidated statements of income, partners’ equity and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule for the years ended December 31, 2003 and 2002 included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements of the Joint Venture for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 8, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada

March 22, 2004

This is a copy of the report previously issued by Arthur Andersen LLP. The report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this annual report on Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (the “Joint Venture”) as of December 31, 2001 and 2000, and the related consolidated statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2001 and 2000, and the results of operations and their cash flows for the each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, the Joint Venture changed its method of accounting for interest rate swaps to comply with Statement of Financial Accounting Standards No. 133.

ARTHUR ANDERSEN LLP

Las Vegas, NV

February 8, 2002

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

(In thousands)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,405	$14,913
Accounts receivable, net	3,476	3,573
Inventories	1,757	1,823
Prepaid expenses and other	3,720	3,318

Total current assets	28,358	23,627
PROPERTY AND EQUIPMENT, NET	265,852	272,940
OTHER ASSETS, NET	8,176	7,969

Total Assets	$302,386	$304,536

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,260	$3,412
Accrued interest	5,400	5,422
Accrued and other liabilities	8,168	8,351

Total current liabilities	17,828	17,185
LONG-TERM DEBT	159,492	168,430
OTHER LONG-TERM LIABILITIES	2,554	1,855

Total liabilities	179,874	187,470

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	122,512	117,066

Total Liabilities and Partners’ Equity	$302,386	$304,536

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
OPERATING REVENUES:
Casino	$88,649	$93,981	$98,374
Rooms	35,722	35,747	37,835
Food and beverage	34,490	35,780	35,558
Other	8,005	8,816	7,508

	166,866	174,324	179,275
Less: promotional allowances	(14,911)	(14,892)	(14,598)

Net operating revenues	151,955	159,432	164,677

OPERATING EXPENSES:
Casino	44,531	44,685	45,820
Rooms	11,437	11,487	12,166
Food and beverage	23,714	24,795	25,019
Other	6,242	6,993	5,927
Selling, general and administrative	29,281	29,264	29,207
Depreciation	10,710	11,837	12,082
Write-off of debt issuance costs	—	—	370
Loss on sale of assets	536	63	4

Total operating expenses	126,451	129,124	130,595

OPERATING INCOME	25,504	30,308	34,082

OTHER (INCOME) EXPENSE:
Insurance settlement proceeds	—	—	(225)
Interest income	—	(27)	(112)
Interest expense, net	17,173	15,699	13,299
Loss on early redemption of debt	—	134	—
Interest rate swap income	(1,014)	(2,327)	(327)
Other expense	(151)	63	—

Total other (income) expense	16,008	13,542	12,635

Income before cumulative effect of change in accounting principle	9,496	16,766	21,447
Cumulative effect of change in accounting principle	—	—	(327)

NET INCOME	$9,496	$16,766	$21,120

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2001	$67,760	$65,657	$133,417
Net income	10,560	10,560	21,120
Partners’ distributions	(4,565)	(4,565)	(9,130)

Balance, December 31, 2001	73,755	71,652	145,407
Net income	8,383	8,383	16,766
Partners’ distributions	(28,605)	(16,502)	(45,107)

Balance, December 31, 2002	53,533	63,533	117,066
Net income	4,748	4,748	9,496
Partners’ distributions	(2,025)	(2,025)	(4,050)

BALANCE, December 31, 2003	$56,256	$66,256	$122,512

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,496	$16,766	$21,120

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,432	12,428	12,485
Write-off of debt issuance costs	—	—	370
Loss on sale of assets	536	63	4
Loss on early redemption of debt	—	134	—
Insurance settlement proceeds	—	—	(225)
Increase in accrued pension cost	789	750	—
Changes in current assets and current liabilities:
Decrease in accounts receivable, net	97	727	487
Decrease (increase) in inventories	66	54	(154)
(Increase) decrease in prepaid expenses	(529)	(164)	1,126
Increase (decrease) in accounts payable	848	(385)	(788)
(Decrease) in accrued guarantee fees to related party	—	(185)	(24)
(Decrease) increase in accrued interest	(22)	5,292	(1,259)
(Decrease) in accrued and other liabilities	(183)	(299)	(94)

Total adjustments	13,034	18,415	11,928

Net cash provided by operating activities	22,530	35,181	33,048

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	188	4	6
(Increase) decrease in other assets	(956)	(651)	32
Insurance settlement proceeds	—	—	225
Purchase of property and equipment	(4,219)	(3,837)	(4,180)

Net cash used in investing activities	(4,987)	(4,484)	(3,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	4,500	36,700	3,000
Proceeds from issuance of mortgage notes	—	159,378	—
Distributions to partners	(4,050)	(45,107)	(9,130)
Debt issuance costs	(1)	(6,311)	(370)
Payments on bank credit facility	(13,500)	(172,700)	(21,500)

Net cash used in financing activities	(13,051)	(28,040)	(28,000)

Net increase in cash and cash equivalents	4,492	2,657	1,131
Cash and cash equivalents at beginning of year	14,913	12,256	11,125

Cash and cash equivalents at end of year	$19,405	$14,913	$12,256

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$15,461	$9,933	$14,179

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160,000,000 principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include additional disposal transactions. This statement is effective for fiscal years and interim periods beginning after December 15, 2001. The Partnership adopted SFAS No. 144 in January 2002. The Partnership periodically evaluates its long-lived assets for impairment. The adoption of this statement did not have a material impact on its financial condition or results of operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In April 2003, the FASB issued SFAS No. 149, “Amendments of Statement No. 133 on Derivative Instruments and Hedging Activities.” This statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The provisions of this statement that relate to Statement No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The adoption of this statement did not have a material impact on the Partnership’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Financial instruments that are within the scope of the statement, which previously were often classified as equity, must now be classified as liabilities. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Partnership’s results of operations or financial position.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN No. 45”). FIN No. 45 expands the disclosures required by guarantors for obligations under certain types of guarantees. It also requires initial recognition at fair value of a liability for such guarantees. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of FIN No. 45 did not have a material impact on the Partnership’s financial condition or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include investments purchased with an original maturity of 90 days or less.

Inventories

Inventories are stated at the lower of cost, using a first-in, first-out basis, or market.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment and other long-lived assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset as follows:

Estimated Service Life
(Years)
Building and other leasehold improvements	15-45
Furniture, fixtures, and equipment	3-15

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in the determination of operating income.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized.

Capitalization of Interest

The Partnership’s policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. There was no interest capitalized in 2003, 2002 or 2001.

Casino Revenues and Promotional Allowances

In accordance with industry practice, the Partnership recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The retail value of complimentaries included in promotional allowances is as follows (in thousands):

	Years ended December 31,
	2003	2002	2001
Food and beverage	$4,543	$4,126	$4,054
Rooms	9,261	9,593	9,753
Other	1,107	1,173	791

	$14,911	$14,892	$14,598

The estimated costs of providing such complimentary services are included in casino costs and expenses and consist of the following (in thousands):

	Years ended December 31,
	2003	2002	2001
Food and beverage	$6,200	$6,393	$6,589
Rooms	1,455	1,267	1,263
Other	1,009	1,128	867

	$8,664	$8,788	$8,719

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5,437,000, $5,532,000 and $6,191,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Federal Income Taxes

The Partnership is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of the Partnership income in their income tax returns. The Partnership Agreement provides for the Partnership to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income of the Partnership for the applicable period (see Note 11).

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $47,005,600 and $42,836,000 at December 31, 2003 and 2002, respectively.

Fair Value of Financial Instruments

Except for the Partnership’s 10 1/8% mortgage notes, management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values. The approximate fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $165,600,000 at December 31, 2003. The fair value is not necessarily indicative of the amount the Partnership could realize in a current market exchange.

Changes in Estimates

Cash and cash equivalents include a slot machine bill acceptor accrual, which represents estimated uncounted cash in slot machine bill acceptors. During the year ended December 31, 2003, the Partnership converted to a new computerized slot accounting system. Utilizing the new system’s reporting capabilities, this accrual was reduced by $1,630,000 at December 31, 2003 resulting in a corresponding decrease in casino revenues.

At December 31, 2003, the Partnership increased casino revenues by $964,000 for outstanding chips and tokens that are not expected to be redeemed by customers.

Note 2.    Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. On September 10, 1999, California lawmakers approved a constitutional amendment that would give Native American tribes the right to offer slot machines and a range of house-banked card games. On March 7, 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. While most existing Native American gaming facilities in northern California are modest compared to Silver Legacy, numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sacramento opened in June 2003. While this new casino does not have hotel rooms, its gaming facilities are comparable in size to Silver Legacy with approximately 1,900 slot machines and 100 table games. Subsequent to its opening date in June through December 31, 2003, we experienced a moderate decrease in our weekend casino volume resulting in a negative effect on our overall operating results. Based on its size and proximity, and potential expansion capabilities, we believe this new casino, along with the continued growth of other Native American gaming establishments, could continue to place additional competitive pressure on our operating results. While we cannot predict the extent of any future impact, it could be significant.

Note 3.    Accounts Receivable

Components of accounts receivable, net at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Casino receivables	$3,412	$3,545
Hotel receivables	1,351	1,498
Other receivables	74	160

	4,837	5,203
Less: allowance for doubtful accounts	(1,361)	(1,630)

Accounts receivable, net	$3,476	$3,573

The provision for bad debt expense for the years ended December 31, 2003, 2002 and 2001, was $437,000, $835,000 and $864,000, respectively.

Included in other receivables are $21,000 and $64,000 due from Eldorado Hotel & Casino and $37,500 and $68,000 due from Circus Circus Hotel and Casino-Reno as of December 31, 2003 and 2002, respectively.

Note 4.    Property and Equipment

Property and equipment at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	271,061	271,506
Furniture, fixtures, and equipment	85,211	85,802
Construction in progress	—	1,001

	384,677	386,714
Less: accumulated depreciation	(118,825)	(113,774)

Property and equipment, net	$265,852	$272,940

Substantially all property and equipment of the Partnership collateralize the Bank Credit Facility (see Note 7).

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Other Assets

Other assets, net at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
China, glassware, silverware and linens	$316	$298
Debt issuance costs, net	5,114	5,772
Intangible asset related to SERP	1,015	1,105
Cash surrender value of life insurance policies	1,678	732
Other	53	62

	$8,176	$7,969

The initial inventory of china, glassware, silverware and linens is being amortized to 50% of cost with the balance kept as base stock. Subsequent purchases of china, glassware, silverware and linens are expensed as used.

The Partnership incurred costs in connection with its issuance of mortgage notes and in connection with its new bank credit facility (see Note 7). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. At December 31, 2003, the unamortized balance related to the Partnership’s new bank credit facility was $174,000 and is amortized over the remaining term of the facility through March 31, 2007. Costs incurred during the year ended December 31, 2001 in connection with our notes offering in the amount of $370,000 were written off due to the postponement of the offering for greater than 90 days. Included in other assets at December 31, 2003 was $4,940,000 in costs related to the completed offering of mortgage notes. The amortization of debt issuance costs included in interest expense was $722,000, $657,000 and $403,000 for the years ended December 31, 2003, 2002 and 2001.

The Partnership accounts for the SERP according to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (see Note 9). Since the accumulated benefit obligation, which is the present value of benefits to be paid based on services provided and existing compensation levels, exceeds the fair value of plan assets, SFAS 87 requires the recognition of a liability (including unfunded accrued pension cost) that is at least equal to the unfunded accumulated benefit obligation. An intangible asset of $1,015,000 at December 31, 2003 has been established for the difference between such liability and the unfunded accrued pension cost.

Note 6.    Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Accrued payroll and related	$2,832	$2,588
Accrued vacation	1,468	1,388
Unclaimed chips and tokens	469	874
Progressive slot liability	1,022	1,047
Other	2,377	2,454

	$8,168	$8,351

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Long-Term Debt

Long-term debt at December 31, 2003 and 2002 consisted of the following (in thousands):

	2003	2002
Amount due under bank credit facilities at floating interest rates, 2002 weighted average of 4.57%, due March 2007	$—	$9,000
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $508 and $570)	159,492	159,430

	159,492	168,430
Less current portion	—	—

	$159,492	$168,430

Scheduled maturities of long-term debt are as follows at December 31, 2003 (in thousands):

2004	$—
2005	—
2006	—
2007	—
2008	—
Thereafter	159,492

$159,492

On March 5, 2002, the Partnership and Capital (the “Issuers”) issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a new senior secured credit facility (the “New Credit Facility”) for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the New Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under the prior bank credit facility (the “Bank Credit Facility”) and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets (see Note 5). Deferred loan costs of $134,000 related to the Bank Credit Facility were written-off upon repayment in full of the Bank Credit Facility.

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

The New Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility originally provided for reductions

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as follows: $1,000,000 per quarter beginning March 31, 2003 through December 31, 2004; $1,250,000 per quarter beginning March 31, 2005 through December 31, 2005; $1,500,000 per quarter beginning March 31, 2006 through December 31, 2006, with the remaining balances due March 31, 2007. During the year ended December 31, 2003, the Partnership paid the remaining $9,000,000 outstanding on the term loan; consequently, the term loan was paid in full as of December 31, 2003. During the year ended December 31, 2003, $4,500,000 was borrowed and subsequently repaid under the revolving portion of the credit facility.

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership executed an amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10,000,000, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. At December 31, 2003, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Amended Credit Facility and had the ability to borrow all of the $10,000,000 available under the revolving portion of the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of December 31, 2003, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On April 8, 2003, the Partnership entered into a fixed-to-floating swap agreement with a $60,000,000 notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, the Partnership received interest at a fixed rate of 10.125% per annum and paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 7.36%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2003. On June 11, 2003, the Partnership terminated the swap agreement in advance of its scheduled termination date and received $1,014,000 representing the fair market value of the swap. This interest rate swap did not meet the criteria for hedge accounting established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” therefore, the entire cash receipt was recorded as interest rate swap income.

On June 13, 2002, the Partnership entered into a fixed-to-floating swap agreement with a $50,000,000 notional amount. Pursuant to this swap agreement, which had an expiration date of March 1, 2006, the Partnership received interest at a fixed rate of 10.125% per annum and paid interest based on a floating rate index that was computed on a 6-month LIBOR, in arrears, plus 5.31%. The amounts due under the swap agreement were payable on September 1 and March 1 of each year, beginning September 1, 2002. The difference between the amount received and amount paid under such agreement was recorded as a reduction of, or addition to interest expense as incurred over the life of the swap (a reduction of $288,000 for the year ended December 31, 2002). The interest rate swap did not meet the criteria for hedge accounting established by SFAS No. 133. Accordingly, prior to its termination date, the fair market value of the swap was recorded as an asset or liability in accordance with SFAS No. 133. On October 8, 2002, the Partnership terminated the swap agreement in advance of its scheduled termination date and received $2,327,000 which was recorded as interest rate swap income.

Note 8.    Related Parties

Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a condition to the Bank Credit Facility, Mandalay Resort Group (“MRG”) guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Partnership as necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG received a guarantee fee of 1 1/2% of the outstanding balance of the Bank Credit Facility. The Partnership made payments totaling $563,000 and $2,311,000 on its guarantee fee commitment for the years ended December 31, 2002 and 2001, respectively. On March 5, 2002, MRG’s obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated. All unpaid guarantee fees were paid in full in March 2002.

Silver Legacy has utilized a King Air aircraft owned by Recreational Enterprises, Inc. (“REI”) for the purpose of providing air service to select customers. During the years ended December 31, 2003, 2002 and 2001, the Partnership paid REI $14,800, $34,000 and $31,000, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $2,500 ($1,250 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $6,300, $24,000 and $21,000 during 2003, 2002 and 2001, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2003, 2002, and 2001 were $68,100, $63,800, and $67,900, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2003, 2002 and 2001, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $56,600, $53,700, and $47,000, respectively.

In 1998, the Partnership began purchasing advertising materials from Lexicon Design, Inc., a corporation which is wholly-owned by the wife of Silver Legacy’s Executive Director of Marketing. The Partnership did not utilize Lexicon Design, Inc. in 2003 or 2002. Payments made by the Partnership to Lexicon Design, Inc. for the year ended December 31, 2001 totaled $428,000.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2001, the Partnership began utilizing 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this agreement for the foreseeable future.

Note 9.    Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Partnership’s matching contributions were $253,000, $286,000 and $318,000, respectively, for the years ended December 31, 2003, 2002 and 2001.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded through life insurance contracts on the participants and related cash surrender value.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information summarizes activity in the SERP for the years ended December 31, 2003 and 2002 (in thousands):

	2003	2002
Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$2,564	$2,037
Service cost	390	376
Interest cost	172	148
Actuarial losses	306	3

Projected benefit obligation at end of year	$3,432	$2,564

Fair Value of Plan Assets (1)	$—	$—

Reconciliation of Funded Status
Funded status	$(3,432)	$(2,564)
Unrecognized actuarial loss	309	3
Unrecognized prior service cost	1,584	1,811

Accrued net pension cost	$(1,539)	$(750)

Amounts Recognized on Consolidated Balance Sheets
Accrued net pension cost	$(1,539)	$(750)
Additional minimum liability	(1,015)	(1,105)
Intangible asset	1,015	1,105
Accumulated other comprehensive loss	—	—

Net liability reflected on Consolidated Balance Sheets	$(1,539)	$(750)

Components of Net Pension Cost
Current period service cost	$390	$376
Interest cost	172	148
Amortization of prior service cost	227	226
Recognized net actuarial loss	—	—

Net expense	$789	$750

Weighted Average Assumptions
Discount rate	6.0%	6.7%
Rate of compensation increase	3.5%	3.5%

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $1,678,000 and $732,000 at December 31, 2003 and 2002, respectively. The life insurance contracts had a face value of $10,950,000 at December 31, 2003 and 2002.

Note 10.    Commitments and Contingencies

Letters of Credit

The New Bank Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of the Bank Credit Facility of which none was outstanding as of December 31, 2003.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2003:

2004	$79,100
2005	63,100
2006	26,800
2007	—
2008	—

$169,000

Total rental expense under operating leases was $278,000, $402,000 and $548,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Litigation

The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Partnership.

Note 11.    Partnership Agreement

Under the Partnership’s original partnership agreement, as long as ELLC had the right to select the General Manager of the Silver Legacy, Galleon was entitled annually on a non-cumulative basis, commencing with the eight-month period ending December 31, 1997 and for each subsequent 12-month period, to a priority allocation of the Partnership’s operating income (the “Priority Allocation”) in an amount equal to approximately 11.54% of the average of the “Adjusted Initial Investment” (as defined) for the period. If, after deducting equal shares of interest expense, a Partner’s share of the priority allocation is less than zero, additional operating income is allocated to that Partner to bring their allocation to zero. For purposes of determining the amount of the Priority Allocation for any period, the term “Adjusted Initial Investment” means $290,000,000 (the “Initial Investment”) as adjusted at the end of the year by subtracting (i) the depreciation on the Initial Investment taken in such year in accordance with the depreciation schedule agreed to by the Partners and (ii) the principal payments which would have been made in repayment of the original bank financing utilized for the development, construction and completion of the Silver Legacy.

As a result of the Priority Allocation, each of the Partners received 50% of the operating income through April 30, 1997 and Galleon received 100% of operating income for the remaining eight months ending December 31, 1997 and for the twelve months ending December 31, 1998. The total allocations to the two Partners for the years ended December 31, 2001 and 2000, were $10,560,000 and $11,935,000 to ELLC and $10,560,000 and $9,835,000 to Galleon, respectively. The allocation to ELLC for the year ended December 31, 2000 included $1,050,000 to adjust for an excess allocation in the same amount to Galleon for the year ended December 31, 1999.

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “New

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

Total distributions for the year ended December 31, 2003 totaled $4.0 million and included: (i) a distribution of $1.7 million each to ELLC and Galleon representing fiscal 2003 tax distributions, and (ii) a distribution of $0.3 million each to ELLC and Galleon representing fiscal 2002 tax distributions. Total distributions for the year ended December 31, 2002 were $16,502,000 and $28,605,000 to ELLC and Galleon, respectively. The 2002 distributions included: (i) a distribution to ELLC and Galleon of $1,200,000 each representing a fourth quarter 2001 tax distribution, (ii) a distribution of $2,600,000 each to ELLC and Galleon representing fiscal year 2000 tax distributions, (iii) a $2,103,000 distribution representing the remaining Priority Allocation payment to MRG pursuant to the Partnership’s original partnership agreement, (iv) a special distribution concurrent with the Notes Offering to ELLC and Galleon of $10,000,000 and $20,000,000, respectively, and (v) a distribution of $2,702,000 each to ELLC and Galleon representing fiscal year 2002 tax distribution.