Form 10-Q
period 2004-03-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2004-05-13
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2004.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at May 13, 2004 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,522	$19,405
Accounts receivable, net	3,284	3,476
Inventories	1,886	1,757
Prepaid expenses and other	3,915	3,720

Total current assets	27,607	28,358
PROPERTY AND EQUIPMENT, NET	264,636	265,852
OTHER ASSETS, NET	7,951	8,176

Total Assets	$300,194	$302,386

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,257	$4,260
Accrued interest	1,350	5,400
Accrued and other liabilities	8,570	8,168

Total current liabilities	14,177	17,828
LONG-TERM DEBT	159,508	159,492
OTHER LONG-TERM LIABILITIES	2,775	2,554

Total liabilities	176,460	179,874
PARTNERS’ EQUITY	123,734	122,512

Total Liabilities and Partners’ Equity	$300,194	$302,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2004	2003
OPERATING REVENUES:
Casino	$19,896	$19,481
Rooms	8,641	7,602
Food and beverage	8,425	8,123
Other	2,090	1,696

	39,052	36,902
Less: promotional allowances	(3,449)	(3,403)

Net operating revenues	35,603	33,499

OPERATING EXPENSES:
Casino	10,076	10,122
Rooms	2,856	2,678
Food and beverage	5,725	5,517
Other	1,591	1,261
Selling, general and administrative	7,234	7,309
Depreciation	2,658	2,629
Loss (gain) on disposition of assets	18	(15)

Total operating expenses	30,158	29,501

OPERATING INCOME	5,445	3,998

OTHER (INCOME) EXPENSE:
Interest expense	4,259	4,354
Other, net	(36)	28

Total other (income) expense	4,223	4,382

NET INCOME (LOSS)	$1,222	$(384)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2004	$56,256	$66,256	$122,512
Net income	611	611	1,222

BALANCE, March 31, 2004	$56,867	$66,867	$123,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,222	$(384)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating operating activities:
Depreciation and amortization	2,840	2,810
Loss (gain) on disposition of assets	18	(15)
Increase in accrued pension cost	221	204
Changes in current assets and current liabilities:
Decrease in accounts receivable, net	192	312
(Increase) decrease in inventories	(129)	245
Increase in prepaid expenses and other	(213)	(367)
(Decrease) increase in accounts payable	(3)	156
Decrease in accrued interest	(4,050)	(4,027)
Increase (decrease) in accrued and other liabilities	402	(873)

Total adjustments	(722)	(1,555)

Net cash provided by (used in) operating activities	500	(1,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	19
Decrease in other assets	60	39
Purchase of property and equipment	(1,443)	(571)

Net cash used in investing activities	(1,383)	(513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	—	3,000
Debt issuance costs	—	(1)
Payments on bank credit facility	—	(5,000)

Net cash used in financing activities	—	(2,001)

Net decrease in cash and cash equivalents	(883)	(4,453)
Cash and cash equivalents at beginning of period	19,405	14,913

Cash and cash equivalents at end of period	$18,522	$10,460

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,128	$8,200

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of March 31, 2004, and the results of operations for the three months ended March 31, 2004 and 2003 and cash flows for the three months ended March 31, 2004 and 2003. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2003.

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

Note 2. Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved a constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. While most existing Native American gaming facilities in northern California are modest compared to Silver Legacy, numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not have hotel rooms, its gaming facilities are comparable in size to Silver Legacy with approximately 1,900 slot machines and 100 table games. During the six months following its opening date in June 2003, we experienced a moderate decrease in our weekend casino volume resulting in a negative impact on our operating results during that period. However, despite this increased competition, we were able to achieve higher casino volume during the three months ended March 31, 2004 compared to the same prior year period when this facility was not operating. Based on its size and proximity, and potential expansion capabilities, we believe this new casino, along with the continued growth of other Native American gaming establishments, could continue to place additional competitive pressure on our operating results. While we cannot predict the extent of any future impact, it could be significant.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $492 and $508, respectively)	$159,508	$159,492

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

The New Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility originally provided for periodic reductions with the then remaining balance due March 31, 2007. The term loan was paid in full as of December 31, 2003.

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership executed an amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10,000,000, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. At March 31, 2004, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Amended Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of March 31, 2004, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

Note 4. Related Parties

Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2004 will be approximately $885,800, of which $221,200 had been accrued as of March 31, 2004.

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

Significant Factors Affecting Results of Operations

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California over the past three years. While most existing Native American gaming facilities in northern California are modest compared to Silver Legacy, numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not have hotel rooms, its gaming facilities are comparable in size to Silver Legacy with approximately 1,900 slot machines and 100 table games. During the six months following its opening date in June 2003, we experienced a moderate decrease in our weekend casino volume resulting in a negative impact on our operating results during that period. However, despite this increased competition, we were able to achieve higher casino volumes during the three months ended March 31, 2004 compared to the same prior year period when this facility was not operating. Based on its size and proximity, and potential expansion capabilities, we believe this new casino, along with the continued growth of other Native American gaming establishments, could continue to place additional competitive pressure on our operating results. While we cannot predict the extent of any future impact, it could be significant.

Other Factors Affecting Results of Operations

In July 2003, the Governor of Nevada signed into law a new tax bill that provides for increases in the taxes applicable to our operations. Based on our evaluation of the new Nevada tax law, we estimate the full-year incremental impact on our operations will be less than $1.0 million.

Two public works projects are underway in the downtown area of Reno. The first project will lower the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006. The second project involves the construction of a downtown special events center next to the National Bowling Stadium. Construction of this project began in January 2004 with an expected completion date in December 2004. To date, the impact of these projects on our operations has been minimal; however, we cannot determine the effect of either of the projects on our future operations.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended March 31, 2004	Percent Change	Three months ended March 31, 2003
Net revenues	$35,603	6.3%	$33,499
Operating expenses	30,158	2.2	29,501
Operating income	5,445	36.2	3,998
Net income (loss)	1,222	418.2	(384)

Net Revenues. Net revenues grew due to growth in all revenue segments, with casino and room revenues producing the largest increases in absolute dollars. We believe the drivers of our current period revenues were improvements in the national economy and traffic generated by the American Bowling Congress Tournament (“ABC Tournament”) which brought men bowlers to the Reno market beginning in mid-February 2004. The Women’s International Bowling Congress Tournament did not commence until mid-March in 2003. In addition, the war with Iraq was a negative factor affecting tourism in general during the first quarter of 2003.

Operating Income. The increase in operating income was attributable to increased net revenues combined with cost control efforts which produced an increase in our profit margin to 15.3% for the three months ended March 31, 2004 from 11.9% for the three months ended March 31, 2003. Payroll, which is our largest expense, declined (both as a percentage of revenues and in absolute dollars) during the three months ended March 31, 2004 compared to the same prior year period. Savings in payroll, advertising, and various other variable expenses were offset by increases in general liability insurance premiums, state gaming taxes, and professional fees for entertainers. In addition, casino marketing and customer acquisition costs, specifically promotional offers, rose during the first quarter of 2004 compared to the same prior year period as the result of our efforts to generate new casino customers and drive visitation.

Net Income. Net income increased as a result of the aforementioned factors affecting net revenues and operating income. In addition, interest expense during the current period declined $0.1 million which produced a higher percentage increase in net income in the first quarter of 2004 compared to the first quarter of 2003.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended March 31, 2004	Percent Change	Three months ended March 31, 2003
Casino	$19,896	2.1%	$19,481
Rooms	8,641	13.7	7,602
Food and beverage	8,425	3.7	8,123
Other	2,090	23.2	1,696
Promotional allowances	3,449	1.4	3,403

Casino Revenues. Casino revenues increased principally due to the aforementioned factors affecting net revenues. In addition, our casino volume was adversely affected in the prior year by the disruption caused by carpet replacement and other remodeling in the casino area during the months of January and February 2003.

Room Revenues. Our ADR and occupancy percentage were $63.29 and 79.2%, respectively, for the three months ended March 31, 2004 compared to $60.11 and 74.2%, respectively, for the three months ended March 31, 2003. These increases in ADR and occupancy were primarily due to increased convention business, and to a lesser extent, increases in our leisure and casino segments throughout the first quarter of 2004. The primary contributor to the growth in our convention segment was the ABC Tournament which generated room nights beginning in mid-February through March 2004.

Food and Beverage Revenues. The increase in food and beverage revenues was due primarily to selective menu pricing increases and increased guest counts in several of our dining venues. These increases were partially offset by a decline in banquet revenues resulting from the absence of a few large convention groups that produced large volume during the first quarter of 2003. In addition, complimentary food revenues in our buffet declined during the three months ended March 31, 2004.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. The increase in other revenues was due primarily to increased entertainment revenues resulting from more concert dates during the three months ended March 31, 2004 compared to the same prior year period.

Promotional Allowances. Promotional allowances increased only 1.4% despite a 5.8% increase in gross revenues primarily due to decreased complimentary rooms and food promotional allowances. Promotional allowances, expressed as a percentage of gross revenues, declined to 8.8% for the three months ended March 31, 2004 compared to 9.2% for the three months ended March 31, 2003.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended March 31, 2004	Percent Change	Three months ended March 31, 2003
Casino	$10,076	(0.5)%	$10,122
Rooms	2,856	6.6	2,678
Food and beverage	5,725	3.8	5,517
Other	1,591	26.2	1,261
Selling, general and administrative	7,234	(1.0)	7,309
Depreciation	2,658	1.1	2,629

Casino Expenses. Despite growth in casino revenues, the amount of state gaming taxes paid, and casino marketing costs, reductions in departmental payroll and other variable expenses resulted in an overall decrease in casino expenses.

Room Expenses. While room expenses increased in absolute terms, a $3.18 increase in ADR combined with lower room expenses, specifically departmental payroll and laundry expense, as a percentage of room revenues, resulted in increased departmental profit during the first quarter of 2004 compared to the same prior year period.

Food and Beverage Expenses. Food and beverage expenses increased as a result of the previously discussed food and beverage revenue increases.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses increased primarily due to an increase in entertainment expenses, principally for professional entertainer fees, associated with our enhanced concert schedule, both in terms of quality and the number of dates, throughout the first quarter of 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined despite increases in credit card discounts, computer hardware and software maintenance contracts, and general liability insurance premiums which were offset by declines in advertising media expenditures.

Depreciation Expense. Depreciation expense increased primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest income, interest expense, and other (income) expense. Interest expense decreased $0.1 million as a result of lower average outstanding borrowings during the current period. Other (income) expense in both periods was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the three months ended March 31, 2004, we generated cash flows from operating activities of $0.5 million compared to $1.9 million used in operating activities during the three months ended March 31, 2003. The $2.4 million increase in cash provided by operations was primarily due to the $1.6 million increase in net income and various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of March 31, 2004, cash and cash equivalents were $18.5 million, sufficient for normal operating requirements.

Cash used in investing activities for the three months ended March 31, 2004 was $1.4 million compared to $0.5 million for the three months ended March 31, 2003, and related primarily to capital expenditures for various renovation projects and equipment purchases. During the third quarter of 2004, we expect to begin our hotel room renovation project. The budget for this project is approximately $7.2 million, of which half will be completed in 2004, with the remainder to be completed in 2005. Including $3.6 million for the aforementioned room renovation project, our executive committee has approved $7.1 million in capital expenditures for 2004.

There was no cash used in financing activities during the three months ended March 31, 2004. During the three months ended March 31, 2003, cash used in financing activities totaled $2.0 million related to a prepayment in the principal amount of $2.0 million made on the term portion of our credit facility. During the same period, $3.0 million was borrowed and subsequently paid on the revolving portion of our credit facility. For the three months ended March 31, 2004 and 2003, there were no tax payments due, and as a result, no distributions were made to our partners. In April 2004, we distributed $0.4 million to our partners in tax distributions relating to income earned during the three months ended March 31, 2004.

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

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our amended senior secured credit facility. See “Senior Secured Credit Facility” below.

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10.0 million, none of which was outstanding at March 31, 2004, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Amended Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Amended Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Amended Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Amended Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Amended Credit Facility are senior to the security interests securing our obligations on the Notes. The Amended Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity.

At March 31, 2004, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, we were in compliance with all of the covenants in the Amended Credit Facility and we had the ability to borrow all of the $10.0 million available under the revolving portion of the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. At March 31, 2004, we were also in compliance with all of the covenants in the indenture relating to the Notes.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003. There had been no material changes to these policies as of March 31, 2004.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Issuers with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by the Issuers) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Factors that May Affect Our Future Results” in Item 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2003. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions. As of March 31, 2004, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 13, 2004	By:	/s/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2004	By:	/s/ BRUCE C. SEXTON
Bruce C. Sexton
Chief Accounting and Financial Officer (Principal
Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 13, 2004	By:	/s/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2004	By:	/s/ BRUCE C. SEXTON
Bruce C. Sexton
Treasurer (Principal Financial and Accounting Officer)