Form 10-Q
period 2004-06-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2004-08-13
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004.

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

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at August 13, 2004 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$27,511	$19,405
Accounts receivable, net	3,738	3,476
Inventories	1,891	1,757
Prepaid expenses and other	3,255	3,720

Total current assets	36,395	28,358

PROPERTY AND EQUIPMENT, NET	263,077	265,852
OTHER ASSETS, NET	7,751	8,176

Total Assets	$307,223	$302,386

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$4,961	$4,260
Accrued interest	5,413	5,400
Accrued and other liabilities	9,382	8,168

Total current liabilities	19,756	17,828

LONG-TERM DEBT	159,523	159,492
OTHER LONG-TERM LIABILITIES	2,992	2,554

Total liabilities	182,271	179,874

PARTNERS’ EQUITY	124,952	122,512

Total Liabilities and Partners’ Equity	$307,223	$302,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Casino	$23,165	$24,121	$43,061	$43,602
Rooms	11,011	9,666	19,652	17,268
Food and beverage	9,364	8,690	17,789	16,813
Other	1,942	1,952	4,032	3,648

	45,482	44,429	84,534	81,331
Less: promotional allowances	(3,620)	(3,619)	(7,069)	(7,022)

Net operating revenues	41,862	40,810	77,465	74,309

OPERATING EXPENSES:
Casino	10,669	11,027	20,745	21,149
Rooms	3,199	3,045	6,055	5,723
Food and beverage	6,297	6,037	12,022	11,554
Other	1,546	1,607	3,137	2,868
Selling, general and administrative	7,692	7,448	14,926	14,757
Depreciation	2,652	2,669	5,310	5,298
(Gain) loss on disposition of assets	(4)	271	14	256

Total operating expenses	32,051	32,104	62,209	61,605

OPERATING INCOME	9,811	8,706	15,256	12,704

OTHER (INCOME) EXPENSE:
Interest expense	4,243	4,311	8,502	8,665
Interest rate swap income	—	(1,014)	—	(1,014)
Other, net	32	(63)	(4)	(35)

Total other (income) expense	4,275	3,234	8,498	7,616

NET INCOME	$5,536	$5,472	$6,758	$5,088

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2004	$56,256	$66,256	$122,512
Net income	3,379	3,379	6,758
Partners’ distributions	(2,159)	(2,159)	(4,318)

BALANCE, June 30, 2004	$57,476	$67,476	$124,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,758	$5,088

Adjustments to reconcile net income to net cash provided by operating operating activities:
Depreciation and amortization	5,671	5,659
Loss on disposition of assets	14	256
Increase in accrued pension cost	438	408
Changes in current assets and current liabilities:
Increase in accounts receivable, net	(262)	(137)
(Increase) decrease in inventories	(134)	187
Decrease in prepaid expenses and other	446	145
Increase in accounts payable	702	743
Increase in accrued interest	13	9
Increase in accrued and other liabilities	1,214	363

Total adjustments	8,102	7,633

Net cash provided by operating activities	14,860	12,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4	82
Decrease (increase) in other assets	95	(56)
Purchase of property and equipment	(2,535)	(2,519)

Net cash used in investing activities	(2,436)	(2,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	—	3,000
Debt issuance costs	—	(1)
Distributions to partners	(4,318)	(1,820)
Payments on bank credit facility	—	(10,000)

Net cash used in financing activities	(4,318)	(8,821)

Net increase in cash and cash equivalents	8,106	1,407
Cash and cash equivalents at beginning of period	19,405	14,913

Cash and cash equivalents at end of period	$27,511	$16,320

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,129	$7,282

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of June 30, 2004, and the results of operations for the three and six months ended June 30, 2004 and 2003 and cash flows for the six months ended June 30, 2004 and 2003. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Note 2. Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved a constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. While most existing Native American gaming facilities in northern California are modest compared to Silver Legacy, numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, its gaming facilities are comparable in size to Silver Legacy with approximately 1,900 slot machines and 100 table games.

In June 2004, several Native American tribes, including the tribe that owns the casino discussed in the preceding paragraph, successfully negotiated new compacts with the State of California which will allow for an unlimited number of slot machines at their existing facilities and extend the term an additional 18 years to 2037. These tribes will pay annual fees to the State of California, and additional fees for any slot machines added above those currently in operation. The new compacts are subject to the approval of the United States Department of Interior, and it is uncertain as to when, or if, the new compacts will be approved.

Two ballot initiatives, Propositions 68 and 70, have qualified for the November 2004 general ballot election in California. Proposition 68 is supported by 16 racetracks and card clubs. If passed (and it receives more votes than Proposition 70), it would require all tribes that are engaged in gaming in California to pay the State of California 25% of all gaming revenue and agree to be bound by a number of state laws, specifically those relating to the environmental impact of tribal gaming projects. If any tribe fails to enter into such a compact, the 16 racetracks and card clubs would be allowed to operate up to 30,000 slot machines. Proposition 70 would allow all California tribes engaged in gaming to offer an unlimited number of slot machines and gaming facilities, expand the types of games allowed in California (to include craps and roulette) and would tax net gaming revenue at the same level as the state corporate tax rate (currently 8.8%).

We believe the

continued growth of Native American gaming establishments could continue to place competitive pressure on our operating results. While we cannot predict the extent of any future impact, it could be significant.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $477 and $508, respectively)	$159,523	$159,492

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

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership executed an amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10,000,000, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. At June 30, 2004, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Amended Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of June 30, 2004, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

Note 4. Related Parties

Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2004 will be approximately $885,800, of which $438,300 had been accrued as of June 30, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group, formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”) for the purpose of constructing, owning and operating Silver Legacy. Silver legacy Capital Corp. (“Capital”), a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

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

Significant Factors Affecting Results of Operations

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California over the past few years. While most existing Native American gaming facilities in northern California are modest compared to Silver Legacy, numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, its gaming facilities are comparable in size to Silver Legacy with approximately 1,900 slot machines and 100 table games. During the six months following its opening date in June 2003, we experienced a moderate decrease in our weekend casino volume resulting in a negative impact on our operating results during that period. Despite this increased competition, we were able to achieve higher casino volume during the first quarter in 2004 compared to the same prior year period when this facility was not operating. However, our slot handle declined during the second quarter in 2004 compared to the same prior year period. This decline in slot volume was partially attributed to competition generated by this new facility which we believe has produced the largest negative impact on drive-in, day-trip visitor traffic from our main feeder markets in northern California.

In June 2004, several Native American tribes, including the tribe that owns the casino discussed in the preceding paragraph, successfully negotiated new compacts with the State of California which will allow for an unlimited number of slot machines at their existing facilities and extend the term an additional 18 years to 2037. These tribes will pay annual fees to the State of California, and additional fees for any slot machines added above those currently in operation. The new compacts are subject to the approval of the United States Department of Interior, and it is uncertain as to when, or if, the new compacts will be approved.

Two ballot initiatives, Propositions 68 and 70, have qualified for the November 2004 general ballot election in California. Proposition 68 is supported by 16 racetracks and card clubs. If passed (and it receives more votes than Proposition 70), it would require all tribes that are engaged in gaming in California to pay the State of California 25% of all gaming revenue and agree to be bound by a number of state laws, specifically those relating to the environmental impact of tribal gaming projects. If any tribe fails to enter into such a compact, the 16 racetracks and card clubs would be allowed to operate up to 30,000 slot machines. Proposition 70 would allow all California tribes engaged in gaming to offer an unlimited number of slot machines and gaming facilities, expand the types of games allowed in California (to include craps and roulette) and would tax net gaming revenue at the same level as the state corporate tax rate (currently 8.8%).

We believe the continued growth of Native American gaming establishments could continue to place competitive pressure on our operating results. While we cannot predict the extent of any future impact, it could be significant.

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

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended June 30, 2004	Three months ended June 30, 2003	Percent Change	Six months ended June 30, 2004	Six months ended June 30, 2003	Percent Change
Net revenues	$41,862	$40,810	2.6%	$77,465	$74,309	4.2%
Operating expenses	32,051	32,104	(0.2)	62,209	61,605	1.0
Operating income	9,811	8,706	12.7	15,256	12,704	20.1
Net income	5,536	5,472	1.2	6,758	5,088	32.8

Net Revenues. During the second quarter compared to the same prior year period, net revenues increased primarily due to growth in room revenues, and to a lesser extent, food and beverage revenues. Room revenues benefited from volume generated by the American Bowling Congress Tournament (“ABC Tournament”), which attracted men bowlers to the Reno market throughout the second quarter, combined with increased convention business throughout the Reno market. The increases in food and beverage revenues were attributable to selective menu price increases in our food and beverage outlets.

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, net revenues grew due to increases in room, food and beverage, and other revenues. We believe the drivers of our current year revenues were improvements in the national economy, increased spending by our customers in non-gaming areas, and traffic generated by the aforementioned ABC Tournament, which began in mid-February 2004. The Women’s International Bowling Congress Tournament held in 2003 did not commence until mid-March, and brought approximately 20,000 fewer bowlers to the Reno market than the ABC Tournament did in 2004. A national championship bowling tournament is not scheduled to be held in Reno in 2005, but is scheduled to be held two out of every three years through 2009 and one of every three years from 2010 through 2016. Finally, the war with Iraq, including the events leading up to its onset, was a negative factor affecting tourism in general during the first quarter of 2003.

Operating Income. The increases in operating income for the three and six months ended June 30, 2004 compared to the same prior year periods were attributable to increased net revenues combined with a decrease in overall operating expenses, as a percentage of revenues, resulting from cost control efforts. Savings in payroll, advertising, and various other variable expenses were offset by increases in general liability insurance premiums, state gaming taxes, utilities and building repairs and maintenance. In addition, casino marketing and customer acquisition costs, specifically promotional offers and special events expenses, increased during both periods as the result of our efforts to generate new casino customers and drive visitation.

Net Income. During the three and six months ended June 30, 2004 compared to the same prior year periods, net income increased as a result of the aforementioned factors affecting net revenues and operating income combined with a slight decline in interest expense. However, the percentage increase in net income compared to the same prior year periods, specifically during the second quarter, was adversely impacted by interest rate swap income of $1.0 million recorded in June 2003.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended June 30, 2004	Three months ended June 30, 2003	Percent Change	Six months ended June 30, 2004	Six months ended June 30, 2003	Percent Change
Casino	$23,165	$24,121	(4.0)%	$43,061	$43,602	(1.2)%
Rooms	11,011	9,666	13.9	19,652	17,268	13.8
Food and beverage	9,364	8,690	7.8	17,789	16,813	5.8
Other	1,942	1,952	(0.5)	4,032	3,648	10.5
Promotional allowances	3,620	3,619	0.0	7,069	7,022	0.7

Casino Revenues. During the three months ended June 30, 2004 compared to the same prior year period, casino revenues declined primarily due to a decrease in slot handle combined with a lower table games hold percentage. We believe the decrease in slot handle was associated with increasingly greater competition from Native American gaming combined with rising gasoline prices. Both of these factors have negatively impacted drive-in visitor volume from our main feeder markets in northern California.

For the six months ended June 30, 2004 compared to the six months ended June 30, 2003, casino revenues declined slightly. Increased casino revenues during our first quarter and April 2004 were offset by declines in May and June 2004 in comparison to the same prior year periods. While May and June were affected by the aforementioned economic factors, our prior year casino volume was adversely affected by the disruption caused by carpet replacement and other remodeling in the casino area during the months of January and February 2003 along with poor weather conditions in April 2003.

Room Revenues. The majority of our customer room segments experienced growth during the three and six months ended June 30, 2004 compared to the same prior year periods resulting in increased room revenues. Our ADR and occupancy percentages were $70.97 and 91.9%, respectively, for the three months ended June 30, 2004 compared to $65.66 and 87.1%, respectively, for the three months ended June 30, 2003. Our ADR and occupancy percentages were $67.41 and 85.6%, respectively, for the six months ended June 30, 2004 compared to $63.12 and 80.7%, respectively, for the six months ended June 30, 2003.

Food and Beverage Revenues. During the three and six months ended June 30, 2004 compared to the same prior year periods, food and beverage revenues increased primarily due to selective menu price increases throughout our food and beverage outlets.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment, events pavilion, and other miscellaneous items. The slight decline in other revenues during the three months ended June 30, 2004 compared to the same prior year period was mainly due to declines in concert and event pavilion revenues associated with one less concert date in the current period.

Other revenues increased during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily due to increased retail and entertainment revenues associated with greater volume in these areas.

Promotional Allowances. For the three months ended June 30, 2004 compared to the same prior year period, promotional allowances, in absolute dollars, remained flat. Promotional allowances, expressed as a percentage of gross revenues, declined slightly to 8.0% for the three months ended June 30, 2004 compared to 8.1% for the three months ended June 30, 2003, and declined to 8.4% for the six months ended June 30, 2004 compared to 8.6% for the six months ended June 30, 2003.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended June 30, 2004	Three months ended June 30, 2003	Percent Change	Six months ended June 30, 2004	Six months ended June 30, 2003	Percent Change
Casino	$10,669	$11,027	(3.2)%	$20,745	$21,149	(1.9)%
Rooms	3,199	3,045	5.1	6,055	5,723	5.8
Food and beverage	6,297	6,037	4.3	12,022	11,554	4.1
Other	1,546	1,607	(3.8)	3,137	2,868	9.4
Selling, general and administrative	7,692	7,448	3.3	14,926	14,757	1.1
Depreciation	2,652	2,669	(0.6)	5,310	5,298	0.2

Casino Expenses. Casino expenses during the three and six months ended June 30, 2004 compared to the same prior year periods declined in conjunction with the aforementioned casino revenue decreases. Significant savings in casino payroll expenses and other variable expenses were partially offset by increases in the amount of state gaming taxes and slot license fees paid and casino marketing costs.

Room Expenses. During the three and six months ended June 30, 2004, room expenses increased over the same prior year periods. However, the increases in our ADR during both current year periods combined with reductions in certain specific room expenses, including departmental payroll, supplies, travel agent commissions, and laundry expense, as a percentage of room revenues, resulted in increased departmental profit during both periods.

Food and Beverage Expenses. During the three and six months ended June 30, 2004 compared to the same prior year periods, food and beverage expenses increased due to increased food and beverage cost of sales, both as a percentage of revenues and absolute dollars. Despite the rise in cost of sales, declines in departmental payroll combined with the aforementioned menu price increases, produced increased profit margins for the three and six months ended June 30, 2004.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses decreased during the three months ended June 30, 2004 primarily due to a decrease in entertainment expenses, principally for professional entertainer fees during the second quarter of 2004.

Other expenses during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 increased primarily due to an increase in entertainment expenses, principally for professional entertainer fees, associated with our enhanced concert schedule, both in terms of quality and the number of dates, throughout the first quarter of 2004.

Selling, General and Administrative Expenses. During the three and six months ended June 30, 2004 compared to the same prior year periods, selling, general and administrative expenses increased due to increased credit card discounts, building repairs and maintenance, computer hardware and software maintenance contracts, and general liability insurance premiums. These increases were partially offset by declines in advertising media expenditures throughout the six months ended June 30, 2004.

Depreciation Expense. Depreciation expense decreased during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 primarily due to several assets becoming fully depreciated during the current quarter.

During the six months ended June 30, 2004 compared to the same prior year period, depreciation expense increased principally due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest rate swap income, and other, net. During the three and six months ended June 30, 2004 compared to the same prior year periods, interest expense decreased $0.1 million and $0.2 million, respectively, as a result of lower average outstanding borrowings. Other, net in both periods was related to the change in market value of the funded portion of our supplemental executive retirement plan. In addition, an interest rate swap agreement was terminated prior to its scheduled termination date and a cash receipt of $1.0 million was recorded as interest rate swap income in June 2003.

Liquidity and Capital Resources

During the six months ended June 30, 2004, we generated cash flows from operating activities of $14.9 million compared to $12.7 million during the same prior year period. The $2.1 million increase in cash provided by operations was primarily due to the $1.7 million increase in net income and various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of June 30, 2004, cash and cash equivalents were $27.5 million, sufficient for normal operating requirements.

Cash used in investing activities for the six months ended June 30, 2004 was $2.4 million compared to $2.5 million for the six months ended June 30, 2003, and related primarily to capital expenditures for various renovation projects and equipment purchases. During the third quarter of 2004, we expect to begin a hotel room renovation project. The budget for this project is approximately $7.2 million, of which half will be completed in 2004, with the remainder to be completed in 2005. Including $3.6 million for the aforementioned room renovation project, our executive committee has approved $7.1 million in capital expenditures for 2004.

Cash used in financing activities during the six months ended June 30, 2004 was $4.3 million representing tax distributions to our partners for the current year in addition to taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits. During the six months ended June 30, 2003, tax distributions of $1.8 million were made to our partners. In addition, during the six months ended June 30, 2003, prepayments in the aggregate principal amount of $7.0 million were made on the term portion of our credit facility, permanently reducing the amount of the term loan by the amount of such payments. During the same period, $3.0 million was borrowed and subsequently paid on the revolving portion of our credit facility.

In July 2004, we renewed our general and liability insurance policies. Under the new policies, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $320 million and combined flood coverage of $245 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $320 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the earthquake coverage) and up to the portion of the other $100 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $245 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the earthquake coverage) and up to the portion of the other $25 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC.

Our new insurance policy also includes combined terrorism coverage up to $425 million for a certified act of terrorism and up to $250 million for a non-certified act of terrorism. In the event that a certified, or non-certified act, of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $425 million, or $250 million, respectively, in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $235 million for a certified act, or up to $138 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $190 million, or $112 million, respectively, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC.

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

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Credit Facility”) which originally included a term facility (which was paid in full in 2003) and a revolving facility. The amendment reduced the revolving facility to $10.0 million, none of which was outstanding at June 30, 2004, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity.

At June 30, 2004, there was no indebtedness outstanding under the Credit Facility. As of such date, we were in compliance with all of the covenants in the Credit Facility and we had the ability to borrow all of the $10.0 million available under the Credit Facility. The entire principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. At June 30, 2004, we were also in compliance with all of the covenants in the indenture relating to the Notes.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes to these policies as of June 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions. As of June 30, 2004, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

During the period covered by this report, the Partnership filed one current report on Form 8-K. This current report, which was filed with the Securities Exchange Commission on June 18, 2004, reported information under Items 5 and 7, relating to an announcement by Mandalay Resort Group (“Mandalay”), MGM MIRAGE (“MGM”) and MGM Mirage Acquisition Co. #61, a wholly owned subsidiary of MGM, that they have entered into a merger agreement pursuant to which MGM will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. The transaction is structured as a merger of MGM MIRAGE Acquisition Co. #61 with and into Mandalay and is subject to the approval of Mandalay stockholders as well as regulatory and other customary conditions. Galleon, Inc. (which is the managing partner of, and owns a 50% partnership interest in, the Partnership) is wholly owned by Mandalay.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: August 13, 2004	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004	By:	/s/ Bruce C. Sexton
Bruce C. Sexton
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: August 13, 2004	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2004	By:	/s/ Bruce C. Sexton
Bruce C. Sexton
Treasurer (Principal Financial and Accounting Officer)