Form 10-Q
period 2004-09-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2004-11-12
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2004.

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

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at November 12, 2004 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2004	December 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$26,106	$19,405
Accounts receivable, net	3,772	3,476
Inventories	1,920	1,757
Prepaid expenses and other	4,222	3,720

Total current assets	36,020	28,358

PROPERTY AND EQUIPMENT, NET	261,386	265,852
OTHER ASSETS, NET	8,298	8,176

Total Assets	$305,704	$302,386

LIABILITIES AND PARTNERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,112	$4,260
Accrued interest	1,350	5,400
Accrued and other liabilities	8,548	8,168

Total current liabilities	15,010	17,828

LONG-TERM DEBT	159,539	159,492
OTHER LONG-TERM LIABILITIES	3,209	2,554

Total liabilities	177,758	179,874

PARTNERS’ EQUITY	127,946	122,512

Total Liabilities and Partners’ Equity	$305,704	$302,386

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED INCOME STATEMENTS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Casino	$22,749	$25,207	$65,810	$68,809
Rooms	11,138	10,592	30,790	27,860
Food and beverage	9,777	9,653	27,566	26,466
Other	2,719	2,147	6,751	5,795

	46,383	47,599	130,917	128,930
Less: promotional allowances	(4,025)	(4,413)	(11,094)	(11,435)

Net operating revenues	42,358	43,186	119,823	117,495

OPERATING EXPENSES:
Casino	11,417	13,001	32,162	34,150
Rooms	3,093	3,087	9,148	8,810
Food and beverage	6,601	6,470	18,623	18,024
Other	2,076	1,659	5,213	4,527
Selling, general and administrative	8,076	7,615	23,002	22,372
Depreciation	2,664	2,715	7,974	8,013
Loss on disposition of assets	—	277	14	533

Total operating expenses	33,927	34,824	96,136	96,429

OPERATING INCOME	8,431	8,362	23,687	21,066

OTHER (INCOME) EXPENSE:
Interest expense	4,243	4,258	12,745	12,922
Interest rate swap income	—	—	—	(1,014)
Other, net	78	(12)	74	(46)

Total other (income) expense	4,321	4,246	12,819	11,862

NET INCOME	$4,110	$4,116	$10,868	$9,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2004	$56,256	$66,256	$122,512
Net income	5,434	5,434	10,868
Partners’ distributions	(2,717)	(2,717)	(5,434)

BALANCE, September 30, 2004	$58,973	$68,973	$127,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,868	$9,204

Adjustments to reconcile net income to net cash provided by operating operating activities:
Depreciation and amortization	8,516	8,555
Loss on disposition of assets	14	533
Increase in accrued pension cost	655	612
Changes in current assets and current liabilities:
Accounts receivable, net	(296)	(347)
Inventories	(163)	138
Prepaid expenses and other	(520)	(1,170)
Accounts payable	852	1,032
Accrued interest	(4,050)	(4,075)
Accrued and other liabilities	380	873

Total adjustments	5,388	6,151

Net cash provided by operating activities	16,256	15,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4	115
Increase in other assets	(617)	(851)
Purchase of property and equipment	(3,508)	(3,226)

Net cash used in investing activities	(4,121)	(3,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	—	4,500
Debt issuance costs	—	(1)
Distributions to partners	(5,434)	(4,050)
Payments on bank credit facility	—	(13,500)

Net cash used in financing activities	(5,434)	(13,051)

Net increase (decrease) in cash and cash equivalents	6,701	(1,658)

Cash and cash equivalents at beginning of period	19,405	14,913

Cash and cash equivalents at end of period	$26,106	$13,255

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during period for interest	$16,255	$15,439

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Note 2. Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved a constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, its gaming facilities are comparable in size to Silver Legacy with approximately 1,900 slot machines and 100 table games.

Most Native American tribes in California currently may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved. On September 2, 2004, the aforementioned Sacramento-area casino received approval of amendments to its compact allowing for approximately 800 additional machines which are expected to be placed in operation during the fourth quarter of 2004 and will increase the number of machines at this property to approximately 2,700.

We believe the continued growth of Native American gaming establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $461 and $508, respectively)	$159,539	$159,492

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

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership executed an amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10,000,000, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. At September 30, 2004, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Amended Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of September 30, 2004, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

Note 4. Related Parties

Each of our Partners operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership, the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno.

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2004 will be approximately $885,800, of which $655,300 had been accrued as of September 30, 2004.

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

Significant Factors Affecting Results of Operations

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California over the past few years. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, its gaming facilities are comparable in size to Silver Legacy with approximately 1,900 slot machines and 100 table games. During the six months following its opening date in June 2003, we experienced a moderate decrease in our weekend casino volume resulting in a negative impact on our operating results during that period. Despite this increased competition, we were able to achieve higher casino volume during the first quarter in 2004 compared to the same prior year period when this facility was not operating. However, our casino volume declined during the second and third quarters in 2004 compared to the same prior year periods. These declines in casino volume were partially attributed to competition generated by this new facility which we believe has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California.

Most Native American tribes in California currently may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved. On September 2, 2004, the aforementioned Sacramento-area casino received approval of amendments to its compact allowing for approximately 800 additional machines which are expected to be placed in operation during the fourth quarter of 2004 and will increase the number of machines at this property to approximately 2,700.

We believe the continued growth of Native American gaming establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

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

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended September 30, 2004	Three months ended September 30, 2003	Percent Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Percent Change
Net revenues	$42,358	$43,186	(1.9)%	$119,823	$117,495	2.0%
Operating expenses	33,927	34,824	(2.6)	96,136	96,429	0.0
Operating income	8,431	8,362	0.1	23,687	21,066	12.4
Net income	4,110	4,116	0.0	10,868	9,204	18.1

Net Revenues. Net revenues decreased during the third quarter compared to the same prior year period due to a decrease in casino revenues, which was partially offset by increases in room, food and beverage and other revenues. We believe this decline in casino revenues was primarily attributable to the aforementioned increase in competition resulting from the expansion of Native American gaming in northern California.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, net revenues grew due to increases in room, food and beverage, and other revenues. We believe the drivers of our current year revenues were improvements in the national economy, increased spending by our customers in non-gaming areas, and traffic generated by the American Bowling Congress Tournament (“ABC Tournament”), which attracted men bowlers to the Reno market in mid-February through June 2004. The Women’s International Bowling Congress Tournament held in 2003 did not commence until mid-March, and brought approximately 20,000 fewer bowlers to the Reno market than the ABC Tournament did in 2004. A national championship bowling tournament is not scheduled to be held in Reno in 2005, but is scheduled to be held two out of every three years through 2018. Finally, the war with Iraq, including the events leading up to its onset, was a negative factor affecting tourism in general during the first quarter of 2003.

Operating Income. Although net revenues decreased during the third quarter, operating income increased slightly compared to the same prior year period. For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, operating income increased significantly. These increases in operating income were attributable to decreases in overall operating expenses, as a percentage of revenues, resulting from cost control efforts. Savings in payroll, casino bad debt expense and various other variable expenses were partially offset by increases in state gaming taxes, utilities and building repairs and maintenance.

Net Income. During the three months ended September 30, 2004 compared to the three months ended September 30, 2003, net income remained flat. For the nine months ended September 30, 2004 compared to the same prior year period, net income increased by a higher percentage than the net revenues increase. The aforementioned factors affecting net revenues and operating income, combined with a decrease in loss on disposition of assets and interest expense, also benefited net income during both periods. However, the percentage increase in net income for the nine months ended September 30, 2004 compared to the same prior year period was adversely impacted by interest rate swap income of $1.0 million recorded in June 2003.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended September 30, 2004	Three months ended September 30, 2003	Percent Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Percent Change
Casino	$22,749	$25,207	(9.8)%	$65,810	$68,809	(4.4)%
Rooms	11,138	10,592	5.2	30,790	27,860	10.5
Food and beverage	9,777	9,653	1.3	27,566	26,466	4.2
Other	2,719	2,147	26.6	6,751	5,795	16.5
Promotional allowances	4,025	4,413	(8.8)	11,094	11,435	(3.0)

Casino Revenues. During the three months ended September 30, 2004 compared to the same prior year period, casino revenues declined primarily due to decreases in slot handle and table games drop. We believe these decreases were associated with increasingly greater competition from Native American gaming combined with rising gasoline prices throughout 2004. Both of these factors have negatively impacted drive-in visitor volume from our main feeder markets in northern California. In addition, the declines in table games and slot volume were partially attributable to the discontinuation of an Asian non-negotiable chip (chips which are not redeemable for cash and can only be played on Silver Legacy table games) marketing promotion in effect during August and September 2003 which generated table games drop during the quarter ended September 30, 2003, and a reduction in promotional offers associated with a casino marketing direct mail program initiated in July 2003.

Casino revenues declined during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Increased casino revenues during our 2004 first quarter were offset by declines in the second (with the exception of April) and third quarters of 2004 in comparison to the same prior year periods. While the second and third quarters in 2004 were impacted by the factors referred to above, our prior year casino volume was adversely affected by the disruption caused by carpet replacement and other remodeling in the casino area during the months of January and February 2003 along with poor weather conditions in April 2003.

Room Revenues. For the three months ended September 30, 2004, room occupancy declined to 87.5% as compared to 91.1% for the three months ended September 30, 2003. However, room revenues increased during the third quarter compared to the same prior year period resulting from an increase in our ADR to $74.47 in 2004 from $67.55 in 2003. This increase in ADR was primarily due to a 27.8% increase in convention room nights which enabled the hotel department to attain a higher ADR across all room segments during the third quarter in 2004 compared to the same prior year period.

During the nine months ended September 30, 2004, room revenues increased significantly in comparison to the same prior year period. Our ADR and occupancy percentages were $69.82 and 86.2%, respectively, for the nine months ended September 30, 2004 compared to $64.73 and 84.2%, respectively, for the nine months ended September 30, 2003. The principal contributors to the increases in ADR and occupancy were increased convention and wholesale room nights generated by the aforementioned ABC Tournament combined with greater convention business throughout the Reno market.

Food and Beverage Revenues. During the three and nine months ended September 30, 2004 compared to the same prior year periods, food and beverage revenues increased primarily due to an increase in cash beverage sales guest counts along with selective menu price increases throughout our food and beverage outlets.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment, events pavilion, and other miscellaneous items. Other revenues increased during the three and nine months ended September 30, 2004 compared to the same prior year periods primarily due to increased retail and entertainment revenues. In addition, several large convention functions held in our events pavilion during the three months ended September 30, 2004 contributed to the increase during the third quarter.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, declined to 8.7% for the three months ended September 30, 2004 compared to 9.3% for the three months ended September 30, 2003, and declined to 8.5% for the nine months ended September 30, 2004 compared to 8.9% for the nine months ended September 30, 2003. These decreases were primarily due to declines in rooms, food and beverage promotional allowances extended to casino customers during both periods.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended September 30, 2004	Three months ended September 30, 2003	Percent Change	Nine months ended September 30, 2004	Nine months ended September 30, 2003	Percent Change
Casino	$11,417	$13,001	(12.2)%	$32,162	$34,150	(5.8)%
Rooms	3,093	3,087	0.0	9,148	8,810	3.8
Food and beverage	6,601	6,470	2.0	18,623	18,024	3.3
Other	2,076	1,659	25.1	5,213	4,527	15.2
Selling, general and administrative	8,076	7,615	6.1	23,002	22,372	2.8
Depreciation	2,664	2,715	(1.9)	7,974	8,013	0.0

Casino Expenses. Casino expenses during the three and nine months ended September 30, 2004 compared to the same prior year periods declined due in part to the aforementioned casino revenue decreases. Significant savings in casino payroll related expenses and other variable expenses, including casino bad debt expense and casino marketing promotional expenses, were partially offset by increases in the amount of state gaming taxes, as a percentage of revenues, and slot license fees paid.

Room Expenses. During the three and nine months ended September 30, 2004, room expenses, including supplies, travel agent commissions and professional services, increased over the same prior year periods. However, the increases in our ADR during both current year periods combined with reductions in certain specific room expenses, including departmental payroll and laundry expense, as a percentage of room revenues, resulted in increased departmental profit during both periods.

Food and Beverage Expenses. During the three and nine months ended September 30, 2004 compared to the same prior year periods, food and beverage expenses grew due to increased beverage cost of sales, both as a percentage of revenues and absolute dollars. Despite the rise in beverage cost of sales, declines in departmental payrolls combined with the previously discussed increases in cash beverage sales and food and beverage menu prices, produced a steady profit margin for the three months ended September 30, 2004, and an increased profit margin for the nine months ended September 30, 2004 compared to the same prior year periods.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade, events pavilion and entertainment department, including production costs and professional fees. Other expenses increased during the three months and nine months ended September 30, 2004 primarily due to an increase in entertainment expenses, principally for professional entertainer fees, associated with a more aggressive concert schedule, both in terms of quality and the number of dates, during both periods. In addition, expenses associated with retail and our events pavilion increased in conjunction with the aforementioned revenue increases.

Selling, General and Administrative Expenses. During the three months ended September 30, 2004 compared to the same prior year period, selling, general and administrative expenses rose due to increased credit card discounts associated with hotel sales volume, building repairs and maintenance, utilities, and computer hardware and software maintenance contracts. In addition, sales marketing and advertising expenses rose slightly during the third quarter compared to the same prior year period. These increases were partially offset by a decline in real property taxes resulting from a reduction in our assessed taxes effective July 1, 2004. In addition, our general liability and property insurance premiums were renegotiated in July 2004 and leveled out during the third quarter in comparison to the same prior year period.

For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, selling, general and administrative expenses increased as a result of higher credit card discounts, and increased expenses for building repairs and maintenance, utilities, computer hardware and software maintenance contracts, and general liability insurance premiums. However, these increases were partially offset by declines in advertising media expenditures during the nine months ended September 30, 2004.

Depreciation Expense. Depreciation expense decreased during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 primarily due to the full depreciation of certain assets during the current quarter.

During the nine months ended September 30, 2004 compared to the same prior year period, depreciation expense remained flat due to the increased depreciation associated with new capital purchases that was offset by several assets becoming fully depreciated during the current year.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest rate swap income, and other, net. During the three months ended September 30, 2004 compared to the same prior year period, interest expense remained flat. For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, interest expense decreased $0.2 million as a result of lower average outstanding borrowings. Other, net in both periods was related to the change in market value of the insurance contracts associated with our supplemental executive retirement plan. In addition, an interest rate swap agreement was terminated prior to its scheduled termination date and a cash receipt of $1.0 million was recorded as interest rate swap income in June 2003.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, we generated cash flows from operating activities of $16.3 million compared to $15.4 million during the same prior year period. The $0.9 million increase in cash provided by operations was primarily due to the $1.7 million increase in net income and various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of September 30, 2004, cash and cash equivalents were $26.1 million, sufficient for normal operating requirements.

Cash used in investing activities for the nine months ended September 30, 2004 was $4.1 million compared to $4.0 million for the nine months ended September 30, 2003, and related primarily to capital expenditures for various renovation projects and equipment purchases. During the third quarter of 2004, we began a hotel room renovation project. The budget for this project is approximately $7.2 million, of which approximately $1.5 million is expected to be incurred in 2004, with the remainder to be incurred in 2005. Including $1.5 million for the aforementioned room renovation project, we expect to spend approximately $5.0 million in capital expenditures in 2004.

Cash used in financing activities during the nine months ended September 30, 2004 was $5.4 million representing tax distributions to our partners for the current year in addition to taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits. During the nine months ended September 30, 2003, tax distributions of $4.1 million were made to our partners. In addition, during the nine months ended September 30, 2003, prepayments in the aggregate principal amount of $9.0 million were made on the term portion of our credit facility, permanently reducing the amount of the term loan by the amount of such payments. During the same period, $4.5 million was borrowed and subsequently paid on the revolving portion of our credit facility.

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

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Credit Facility”) which originally included a term facility (which was paid in full in 2003) and a revolving facility. The amendment reduced the revolving facility to $10.0 million, none of which was outstanding at September 30, 2004, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt, create liens or other encumbrances, pay dividends or make other restricted payments, prepay subordinated indebtedness, make investments, loans or other guarantees, sell or otherwise dispose of a portion of our assets, or make acquisitions or merge or consolidate with another entity.

At September 30, 2004, there was no indebtedness outstanding under the Credit Facility. As of such date, we were in compliance with all of the covenants in the Credit Facility and we had the ability to borrow all of the $10.0 million available under the Credit Facility. The entire principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. At September 30, 2004, we were also in compliance with all of the covenants in the indenture relating to the Notes.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003. There were no material changes to these policies as of September 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions. As of September 30, 2004, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 12, 2004	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2004	By:	/s/ Bruce C. Sexton
Bruce C. Sexton
Chief Accounting and Financial Officer (Principal
Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 12, 2004	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2004	By:	/s/ Bruce C. Sexton
Bruce C. Sexton
Treasurer (Principal Financial and
Accounting Officer)