Form 10-K
period 2004-12-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2005-03-31
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Registrants’ telephone number, including area code:

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at March 30, 2005 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.    Business.

Overview

Circus and Eldorado Joint Venture, a Nevada general partnership which is a joint venture between Eldorado Limited Liability Company and Galleon, Inc., owns and operates the Silver Legacy Resort Casino, a nineteenth century silver mining themed hotel-casino and entertainment complex in Reno, Nevada. Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC, which owns the Eldorado Hotel & Casino, one of the two hotel casinos connected to Silver Legacy, and Galleon, Inc., the managing partner of Circus and Eldorado Joint Venture, is a wholly owned subsidiary of Mandalay Resort Group (“Mandalay”), which owns Circus Circus Hotel and Casino, the other hotel casino which is connected to Silver Legacy.

As we reported in a filing on Form 8-K dated June 18, 2004, Mandalay, MGM MIRAGE (“MGM”) and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM, announced on June 16, 2004 that they had entered into a merger agreement pursuant to which MGM will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. The transaction is structured as a merger of MGM MIRAGE Acquisition Co. #61 with and into Mandalay and is subject to regulatory and other customary conditions. According to Mandalay’s public filings, it has received from MGM MIRAGE a notice of MGM MIRAGE’s election to extend the outside date for the closing of the merger from March 31, 2005 to June 30, 2005 in accordance with the provisions of the merger agreement. Copies of the merger agreement, the notice of extension and the press releases announcing the merger transaction and the election to extend are incorporated by reference as exhibits to this report, and the information in this paragraph is qualified in its entirety by reference to those exhibits.

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

Silver Legacy has approximately 87,300 square feet of gaming space situated on two levels. At December 31, 2004, Silver Legacy featured 1,804 slot machines and 73 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, in addition to keno and a race and sportsbook. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

Silver Legacy’s dining options are offered in six venues:

•	Sterling’s Seafood Steakhouse, which has a seating capacity of approximately 170, offering the finest in steaks and seafood along with an extensive wine list, tableside desserts and an extravagant Sunday Brunch;

•	the Victorian Buffet, which has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of approximately 55, offering a comfortable drink and specialized seafood dining;

•	Sweetwater Cafe, which has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, which has a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, offering gourmet coffee and teas.

Silver Legacy is downtown Reno’s leading convention destination, currently offering approximately 50,000 square feet of in-house exhibit and convention space. Our convention and meeting space includes an approximately 20,000 square-foot divisible ballroom and approximately 30,000 square feet of space for additional breakout rooms, all located within the casino complex. We believe the additional hotel capacity and meeting space available at the adjoining Eldorado and Circus properties enhance our ability to attract conventions larger than those that can be serviced by the Silver Legacy alone. See “Adjoining Properties” below.

In addition to our in-house exhibit and convention space, we have since 1999 utilized an additional 40,000 square feet of space in the City Center Pavilion, which is located across North Virginia Street from Silver Legacy on a special events plaza which is owned by our affiliates. The City Center Pavilion is currently operated by us under a three-year use permit which expired in February 2005. A three-year extension has been requested and is awaiting approval. We expect to obtain approval, which will extend the permit until February 2008, and, in that event, we will continue to schedule convention bookings, concerts and events in this facility. If the extension is not granted, the structure must be removed by May 5, 2005. We believe the cost to remove the structure will be approximately $100,000. We do not anticipate that the loss of this facility would have a material impact on our operations, based on our ability to utilize the newly constructed Reno Events Center located across the street from the City Center Pavilion. We have used the Reno Events Center on two occasions since it opened in December 2004 for events which benefited from the new facility’s larger seating capacity.

Silver Legacy’s amenities also include retail shops, exercise and spa facilities, a beauty salon, a video arcade, and an outdoor swimming pool and sundeck. Silver Legacy’s 10-story parking facility is capable of accommodating approximately 1,800 vehicles.

We carefully target our marketing programs to five segments of the gaming market:

•	free and independent travelers,

•	preferred casino customers,

•	convention groups,

•	local patrons, and

•	wholesale/specialty and Internet groups.

We attract our target customers through newspaper, radio, television, Internet and direct mail campaigns locally and in northern California, the Pacific northwest and other regional travel markets. Silver Legacy utilizes a broad special events calendar, along with our guest development program, including selective casino credit, to attract and retain our target customers. In addition, we utilize our hotel rooms, restaurants and other amenities to offer complimentaries to a broad spectrum of established casino guests. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries. The convention groups and wholesale/specialty market segments contribute to our hotel occupancy during slower mid-week periods. For the twelve months ended December 31, 2004 our average occupancy rate was 82.1 % compared to 77.8 % for the Reno market.

The primary source of our revenues is the casino, although the hotel, restaurants, bars, shops and other services are an important adjunct to the casino. The following table sets forth the respective contributions to our net revenues on a dollar and percentage basis of our major activities at the Silver Legacy for each of the three most recent fiscal years.

	2004		2003		2002
	(dollars in thousands)
Revenues:
Casino(1)	$85,543	55.6%	$88,649	58.3%	$93,981	59.0%
Hotel(2)	38,553	25.1%	35,722	23.5%	35,747	22.4%
Food and beverage(2)	35,387	23.0%	34,490	22.7%	35,780	22.4%
Other(2)	8,562	5.6%	8,005	5.3%	8,816	5.5%

	168,045	109.3%	166,866	109.8%	174,324	109.3%
Less:
Promotional allowances(2)	14,290	9.3%	14,911	9.8%	14,892	9.3%

Net revenues	$153,755	100.0%	$151,955	100.0%	$159,432	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less cash incentives provided to customers.
(2)	Hotel, food and beverage and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

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

Center of Three-Property Destination Resort.    Silver Legacy, together with the Eldorado and Circus properties, comprises the heart of the Reno market’s prime gaming area and room base, providing the most extensive variety of gaming, lodging, dining and entertainment amenities in the Reno area. As of December 31, 2004, the three-property complex offered 4,098 rooms, 20 restaurants, 4,768 slot machines, 197 table games and parking to accommodate over 6,000 vehicles, representing approximately 26.2% of the Reno market’s total room base, 23.5% of the Reno market’s total slot machines, and 33.3% of the Reno market’s total table games. We believe that the centralized location and critical mass of these three properties, together with the seamless connections between the facilities, provide Silver Legacy with significant advantages over other freestanding hotel-casinos in the Reno market.

Headliner Entertainment and Premium Dining.    Our customers are attracted to Silver Legacy’s entertainment and award-winning cuisine. For the year ended December 31, 2004, approximately 65 nights of headliner entertainment were scheduled in our 1,600-seat Grande Exposition Hall or the 3,400-seat City Center Pavilion, making Silver Legacy a leading headliner entertainment venue in the Reno market. Entertainers who appeared during 2004 include Al Green, Jewel, and Bill Cosby. Silver Legacy also features Catch a Rising Star, a 220-seat, nationally recognized comedy club. Since its opening in December 2004, we have also utilized the new Reno Events Center as the venue for events that benefit from the new facility’s larger seating capacity.

The City Center Pavilion is currently operated by us under a three-year use permit which expired in February 2005. A three-year extension has been requested and is awaiting approval. We expect to obtain approval, which will extend the permit until February 2008, and, in that event, we will continue to schedule convention bookings, concerts and events in this facility. If the extension is not granted, the structure must be removed by May 5, 2005. We believe the cost to remove the structure will be approximately $100,000. We do not anticipate that the loss of this facility would have a material impact on our operations, based on our ability to utilize the newly constructed Reno Events Center located across the street from the City Center Pavilion.

Quality Personal Service.    We are committed to providing our customers with a high level of personal service, which we believe is an integral part of fostering customer loyalty and generating repeat business. We continually strive to instill in each employee a dedication to superior service designed to exceed our guests’ expectations.

Experienced Management Team.    Silver Legacy has an experienced management team with an average of more than 20 years each of experience in the Reno gaming market. All of our senior management have been with Silver Legacy since it opened in July 1995. We have also benefited from the expertise of our joint venture partners and the leadership they have provided through our executive committee, which has included senior executives from Eldorado Resorts LLC and Mandalay Resort Group. Upon consummation of the contemplated merger of a wholly owned subsidiary of MGM with and into Mandalay, we anticipate changes in the membership of our executive committee which currently includes three members designated by Mandalay’s subsidiary, Galleon, Inc.

Adjoining Properties

Enclosed, climate controlled corridors connect Silver Legacy with the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, each of which is owned and independently operated by an affiliate of one of the Partnership’s partners.

Circus Circus Hotel and Casino.    The Circus Circus Hotel and Casino features 1,572 guestrooms and a 60,000 square-foot casino, which, as of December 31, 2004, featured 1,434 slot machines and 61 table games. The property offers its guests a variety of circus acts performed daily, free of charge, under a “Big Top” above the casino. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The property features two specialty restaurants, The Steakhouse at Circus and Kokopelli’s Sushi Bar, in addition to a 464-seat buffet, pizzeria, coffee shop, deli/bakery, fast food snack bar, cocktail lounges, gift shop, specialty shops, parking facilities for approximately 3,200 vehicles, and approximately 22,400 square feet of convention space.

Eldorado Hotel & Casino.    This property is a luxurious hotel-casino offering approximately 84,000 square feet of gaming space. Its three hotel towers have a total of 816 guestrooms, including 18 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one or two bedroom suites. As of December 31, 2004, this property’s casino featured 1,530 slot machines and 63 table games, as well as poker, keno and a race and sports book. The property is renowned for its eight restaurants, including Bistro Roxy, La Strada and a 600-seat buffet. Additional amenities include a casino cabaret, bars and lounges, parking facilities for approximately 1,100 vehicles, and approximately 12,000 square feet of convention space.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of approximately 380,000 according to the most recently available U.S. Census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event and Hot August Nights, a vintage car event. In addition, the National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2007, and one out of every three years from 2008 through 2018.

Two public works projects were underway in the downtown area of Reno during 2004. The first project involves lowering the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006. The second project entailed the construction of a downtown special events center next to the National Bowling Stadium. Construction of this project began in January 2004 and was completed in December 2004. To date, the impact of these projects on our operations has been minimal; however, we cannot determine their impact on our future operations.

According to the Nevada Commission on Tourism and the Reno-Sparks Convention & Visitors Authority, the greater Reno area attracted an estimated 5.0 million and 4.7 million visitors during the twelve months ended June 30, 2004 and 2003, respectively. The following table sets forth certain statistical information for the Reno market for the years 2000 through 2004 as reported by the Reno-Sparks Convention & Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	2000	2001	2002	2003	2004
Gaming Revenues (000’s)(1)	$1,026,700	$961,664	$917,005	$895,991	$903,567
Gaming Positions(2)(3)	30,951	27,712	27,872	25,242	24,086
Hotel Rooms(2)	16,515	15,459	16,049	16,193	15,654
Average Hotel Occupancy Rate(1)	78.3%	76.9%	75.2%	74.3%	77.8%
Visitors(4)	5,185,393	5,164,474	4,885,510	4,681,535	4,997,295

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

Marketing Strategy

We target the following customer segments of the Reno gaming market: free and independent travelers, preferred casino customers, convention groups, local patrons, wholesale/specialty and Internet groups.

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

Convention Groups.    Conventioneers and attendees of Reno area events are targeted by Silver Legacy, depending on management’s view of their relative propensity for gaming and the timing of the specific events or conventions relative to the historic seasonality of the gaming business in Reno. In so doing, we seek to increase Silver Legacy’s mid-week occupancies and mitigate the effects of seasonality on our operations. For example, Silver Legacy targets competitors at the National Bowling Stadium in Reno and their guests. Other special events groups, generally consisting of between 1,000 and 1,500 persons, are also targeted by Silver Legacy by invitations to concerts, shows, theme parties, boxing matches and other events.

Local Patrons.    We seek to attract and retain local customers through frequent promotions that highlight our quality gaming and dining experience, as well as being an active supporter of numerous Reno market events and organizations.

Wholesale/Specialty and Internet Groups.    The wholesale/specialty segment consists of customers who utilize “packages” to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesalers (such as major airlines) and travel agents, and emphasize mid-week stays. Packages including Silver Legacy are marketed by wholesalers and travel agents principally to customers in Oregon, Washington and western Canada. This market segment allows us to utilize our rooms during slower mid-week periods. In addition, Internet customers, which are encompassed in this segment, continues to be a growing group as more customers utilize this option for its convenience and in an effort to obtain the most competitive rate.

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

Of the 34 casinos currently operating in the Reno market, we compete principally with the eight other hotel-casinos that, like Silver Legacy, each generate at least $36 million in annual gaming revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino. Although no hotel-casino projects are currently under construction in the Reno area, we cannot predict the extent to which new projects will be undertaken or the extent to which current hotel space may be expanded in the future. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations.

We also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada, including Las Vegas. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that Silver Legacy’s success is influenced to some degree by the success of the Lake Tahoe market. While we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect our operations.

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

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. Additionally, numerous tribes have announced that they intend to open gaming facilities. According to the California Gambling Control Commission, there are currently approximately 107 federally recognized Native American tribes in California of which approximately 63 have entered into compacts with the State of California. Presently, we believe there are 53 Native American casinos in operation in California. Under their original compacts, most Native American tribes in California could operate up to 2,000 slot machines, and up to two gaming facilities on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved. Under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission.

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

Seasonality

Silver Legacy’s hotel-casino operations are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows our percentage of gross revenues by quarter for each of 2002, 2003 and 2004.

	2002	2003	2004
First quarter	22.7%	22.1%	23.3%
Second quarter	25.9%	26.6%	27.1%
Third quarter	28.9%	28.5%	27.6%
Fourth quarter	22.5%	22.8%	22.0%

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2004, Silver Legacy employed approximately 2,105 persons, most of whom were full-time. Currently, none of our employees are employed pursuant to a collective bargaining agreement. The number of people employed at any time is subject to seasonal fluctuation. We believe that our employee relations are excellent.

Environmental Matters

As is the case with any owner or operator of real property, we are subject to a variety of federal, state and local governmental regulations relating to the use, storage, discharge, emission, and disposal of hazardous materials. Federal, state and local environmental laws and regulations also impose liability on potentially responsible parties, including the owners or operators of real property, to clean up, or contribute to the cost of cleaning up, sites at which hazardous wastes or materials were disposed of or released. We do not have environmental liability insurance to cover these events.

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

Groundwater in the vicinity of the Silver Legacy property is also contaminated by a chlorinated solvent known as tetrachloroethene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Silver Legacy is currently $318, plus an additional sum based on the amount of water used, which in our most recent annual assessment amounted to $25,551. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

The possibility exists that additional contamination, as yet unknown, may exist at the Silver Legacy property. In all cases, however, we believe that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. We do not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations. Aside from the assessments discussed in the preceding paragraph, we did not incur any costs in connection with environmental matters during the years ended December 31, 2004 and 2003.

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

Circus and Eldorado Joint Venture holds all licenses and approvals required to conduct its present gaming operations. The gaming license requires the periodic payment of fees and taxes and is not transferable. The parent entities of Circus and Eldorado Joint Venture’s partners, Eldorado Resorts LLC and Mandalay Resort Group, are required to be registered by the Nevada Gaming Commission as, respectively, a privately owned holding company and as a publicly traded corporation, and are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed entity such as Circus and Eldorado Joint Venture without first obtaining licenses and approvals from the Nevada Gaming Authorities. Circus and Eldorado Joint Venture and its parent entities have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

Approvals may be required from the Nevada Gaming Commission before we can make exceptional repurchases of voting securities above their current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Gaming Control Act also requires prior approval of a plan of recapitalization proposed by a registered corporation’s board of directors in response to a tender offer made directly to its stockholders for the purpose of acquiring control.

License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the licensed subsidiaries’ respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:

•	a percentage of the gross revenues received;

•	the number of gaming devices operated; or

•	the number of table games operated.

A live entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling or serving of food or refreshments or the selling of merchandise.

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

Internal Revenue Service Regulations

The Internal Revenue Service requires operators of casinos located in the United States to file information returns for U.S. citizens, including names and addresses of winners, for keno, bingo and slot machine winnings in excess of stipulated amounts. The Internal Revenue Service also requires operators to withhold taxes on some keno, bingo and slot machine winnings of nonresident aliens. We are unable to predict the extent to which these requirements, if extended, might impede or otherwise adversely affect operations of, and/or income from, the other games.

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

•	As described under “Competition,” in this Item 1, we operate in a very competitive environment. The growth in the number of hotel rooms and/or casino capacity in Reno or the spread of legalized gaming in other jurisdictions, including the growth of Native American gaming in northern California and the northwestern United States, could negatively affect future operating results.

•	As discussed under “Nevada Gaming Laws” in this Item 1, Silver Legacy’s gaming operations are highly regulated by governmental authorities in Nevada, and our future operations may be significantly impacted by this regulation.

•	Changes in applicable gaming, tax or other laws or regulations could have a significant effect on our operations.

•	Our operations are affected by changes in general economic and market conditions nationally as well as the general economic and market conditions in the Reno area where our operations are conducted and in those areas where our customers live, including California.

•	Security concerns or terrorist activity, including any future security alerts and/or terrorist attacks similar to those that occurred on September 11, 2001, could adversely affect our operations.

•	The highway between Reno and northern California, where a large number of Silver Legacy’s customers reside, experience winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

•	Because all of our operations are in Reno, we are subject to greater risk than a gaming company that is geographically diversified. Any economic, weather or other conditions that adversely impact gaming operations in the Reno area will impact Silver Legacy where all of our operations are conducted.

•	Construction relating to a current public works project in the downtown Reno area to lower the train tracks could disrupt the downtown area during construction and impact our future operations.

•	The gaming industry represents a significant source of tax revenues to the state, county and local jurisdictions in which gaming is conducted and, in 2003, Nevada increased the state taxes we pay. From time to time, Nevada and federal legislators and officials have proposed a variety of changes in tax laws, or in the administration of the laws that could impact our operations, including proposals for a federal gaming tax.

•	We believe that our recorded tax balances are adequate. However, it is not possible to determine with certainty the likelihood of possible changes in the tax laws or their administration. These changes, if adopted, could have a material negative effect on our operating results.

•	From time to time, the interest rate on a portion of our debt may be subject to fluctuation based on changes in short-term interest rates. Interest expense could increase as a result of this factor.

•	Claims have been brought against us from time to time in various legal proceedings, and additional legal and tax claims arise from time to time. While we believe that the ultimate disposition of current matters will not have a material impact on our financial condition or results of operations, it is possible that our cash flows and results of operations could be affected from time to time by the resolution of one or more of these contingencies.

•	There is intense competition to attract and retain management and key employees in the gaming industry. Our business could be adversely affected in the event of our inability to recruit or retain key personnel.

Item 2.    Properties.

The Silver Legacy Resort Casino is located on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. We own both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2004 both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under our senior credit facility and the indebtedness evidenced by our 10 1/8% mortgage notes. At December 31, 2004, the aggregate principal amount of the indebtedness secured by these liens totaled $160.0 million. For information concerning the Silver Legacy Resort Casino, reference is made to the discussion under the caption “Silver Legacy” in Item 1 of this annual report, which is incorporated herein by this reference.

In addition, we have since 1999 utilized an additional 40,000 square feet of space in the City Center Pavilion, which is located across North Virginia Street from Silver Legacy on a special events plaza which is owned by our affiliates. The City Center Pavilion is currently operated by us under a three-year use permit which expired in February 2005. A three-year extension has been requested and is awaiting approval. We expect to obtain approval which will extend the permit until February 2008. However, if the extension is not granted, the structure must be removed by May 5, 2005. This structure is situated on an approximate 63,000 square-foot parcel of land which is owned jointly by the Partnership’s two partners, Eldorado Resorts LLC and Galleon, Inc., but is not currently subject to a lease.

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

As a general partnership, the Partnership is not subject to Federal income tax liability. Consequently, the holders of the partnership interests in the Partnership are required to include their respective shares of the Partnership’s taxable income in their own income tax returns. The Partnership has, in the past, made distributions to its partners to cover such tax liabilities in accordance with its partnership agreement. The tax distributions of the Partnership to its partners aggregated $5.4 million and $4.0 million in 2004 and 2003, respectively. The 2004 tax distributions included: (i) a distribution of $1.8 million each to ELLC and Galleon representing fiscal year 2004 tax distributions, and (ii) a distribution of $0.9 million each to ELLC and Galleon representing taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits. A tax distribution for the fourth quarter of 2004 has not been paid to date and we do not anticipate a material additional distribution based on our expected final 2004 tax return. The 2003 tax distributions included: (i) a distribution of $1.7 million each to ELLC and Galleon representing fiscal 2003 tax distributions, and (ii) a distribution $0.3 million each to ELLC and Galleon representing fiscal 2002 tax distributions.

During the fiscal quarter ended December 31, 2004 neither the Partnership nor Capital issued any equity securities and, during such period, neither the Partnership nor Capital, nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any of the equity securities of the Partnership or Capital.

Reference is made to the information under the caption “Equity Compensation Plans” in Item 12 of this annual report, which information is incorporated herein by this reference.

Item 6.    Selected Financial Data.

	For the years ended December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Operating Results:
Net operating revenues	$153,755	$151,955	$159,432	$164,677	$177,489
Operating income	27,595	25,504	30,308	34,082	37,243
Income before cumulative effect of change in accounting principle	10,710	9,496	16,766	21,447	21,770
Cumulative effect of change in accounting principle	—	—	—	(327)	—
Net income(1)	10,710	9,496	16,766	21,120	21,770

Balance Sheet Data:
Cash and cash equivalents	$30,239	$19,405	$14,913	$12,256	$11,125
Total assets	309,332	302,386	304,536	303,169	311,844
Long-term debt	159,554	159,492	168,430	145,000	163,500
Partners’ equity	127,788	122,512	117,066	145,407	133,417

(1)	The Partnership is not subject to income taxes and the partners include their respective shares of partnership taxable income in their income tax returns. Therefore, a provision for income taxes is not included in our selected financial information. The Partnership’s partnership agreement requires the Partnership to make distributions to its partners in an amount equal to the maximum marginal federal income tax rate applicable to any partner multiplied by the income of the Partnership for the applicable period. See “Item 5” of this annual report for additional information concerning this provision of the Partnership agreement.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group, formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish the Partnership for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

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

Significant Factors Affecting Results of Operations

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California over the past three years. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, it presently has more gaming units than Silver Legacy with approximately 2,700 slot machines and 100 table games. During the six months following its opening date in June 2003, we experienced a moderate decrease in our weekend casino volume resulting in a negative impact on our operating results during that period. This trend continued in 2004, with the exception of the first quarter which posted increased casino revenues over the same prior year period. The decline in casino volume during 2004 was partially attributed to competition generated by this new facility which we believe has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts recently executed and approved. On September 2, 2004, the aforementioned Sacramento-area casino received approval of amendments to its compact allowing for approximately 800 additional machines which were placed in operation during the fourth quarter of 2004 and increased the number of slot machines at that property from 1,900 to approximately 2,700.

We believe the continued growth of Native American gaming establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2004	Percent Change	Year ended December 31, 2003	Percent Change	Year ended December 31, 2002
Net revenues	$153,755	1.2%	$151,955	(4.7)%	$159,432
Operating expenses	126,160	(0.2)	126,451	(2.1)	129,124
Operating income	27,595	8.2	25,504	(15.9)	30,308
Net income	10,710	12.8	9,496	(43.4)	16,766

Net Revenues.    For the year ended December 31, 2004 compared to the prior year, net revenues grew due to increases in room, food and beverage, and other revenues, which more than offset a decrease in casino revenues. We believe the drivers of our current year revenues were improvements in the economy, greater spending by our customers in non-gaming areas resulting from selective price increases combined with higher volume, and traffic generated by the American Bowling Congress Tournament (“ABC Tournament”), which attracted men bowlers to the Reno market in mid-February through June 2004. The Women’s International Bowling Congress Tournament (“WIBC Tournament”) held in 2003 did not commence until mid-March, and brought approximately 20,000 fewer bowlers to the Reno market than the ABC Tournament did in 2004. A national championship bowling tournament is not scheduled to be held in Reno in 2005, but is scheduled to be held two out of every three years through 2007, and one out of every three years from 2008 through 2018. Finally, the war with Iraq, including the events leading up to its onset, was a negative factor affecting tourism in general during the first quarter of 2003.

The decline in net revenues for the year ended December 31, 2003 compared to the year ended December 31, 2002 was principally due to decreased casino revenues. We believe this decrease was partially associated with the previously discussed growth in Native American gaming in northern California. In addition, despite the increased visitation generated by the WIBC Tournament that was held in the Reno area throughout mid-March to early July 2003, the continued effect of a weak economy, specifically in northern California, and the war with Iraq were factors impacting our operating results throughout the 2003 period. While the United States economy appeared to have entered its recovery period in the latter half of 2003, we believe our main feeder markets within northern California were slower to improve in comparison to the rest of the nation.

Operating Income.    Operating income grew during the year ended December 31, 2004 compared to the prior year. This increase was primarily attributable to the previously discussed increase in non-gaming revenues, combined with decreases in overall operating expenses, as a percentage of revenues, resulting from savings in direct payroll, payroll benefits, table games promotional expense and various other variable expenses. These decreases were partially offset by increases in food and beverage cost of sales, general liability insurance premiums, utilities costs and building repairs and maintenance expenses.

For the year ended December 31, 2003 compared to the prior year, operating income declined. Throughout 2003, we reduced variable expenditures, including payroll which is our largest expense, through cost control efforts. However, increases in general liability insurance costs, retirement benefits, property taxes, and utilities expenses contributed to the decrease in operating income. In addition, casino marketing and customer acquisition costs, such as special events expenses and promotional offers, rose in 2003 compared to 2002 and advertising expenditures remained consistent with the prior year as the result of our efforts to generate new casino customers and drive visitation.

Net Income.    For the year ended December 31, 2004 compared to the year ended December 31, 2003, net income increased by a higher percentage than both the net revenues and operating income increases. The aforementioned factors affecting net revenues and operating income, combined with a decrease in loss on disposition of assets and interest expense, also benefited net income during the current year.

Net income decreased for the year ended December 31, 2003 compared to the prior year. Aside from the aforementioned factors affecting net revenues and operating income, the primary contributor to the decrease in net income was a $1.5 million increase in interest expense combined with a $1.3 million decrease in interest rate swap income during the year ended December 31, 2003.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Year ended December 31, 2004	Percent Change	Year ended December 31, 2003	Percent Change	Year ended December 31, 2002
Casino	$85,543	(3.5)%	$88,649	(5.7)%	$93,981
Rooms	38,553	7.9	35,722	(0.1)	35,747
Food and beverage	35,387	2.6	34,490	(3.6)	35,780
Other	8,562	7.0	8,005	(9.2)	8,816
Promotional allowances	14,290	(4.2)	14,911	0.1	14,892

Casino Revenues.    For the year ended December 31, 2004 compared to the prior year, casino revenues declined primarily due to decreases in table games drop and slot handle of 7.4% and 3.5%, respectively. We believe these decreases were associated with increasingly greater competition from Native American gaming combined with rising gasoline prices throughout the majority of 2004. Both of these factors have negatively impacted drive-in visitor volume from our main feeder markets in northern California. In addition, the decline in table games volume was partially attributable to the discontinuation of an Asian non-negotiable chip (chips that are not redeemable for cash and can only be played on Silver Legacy table games) marketing program in effect during August and September 2003 which generated table games drop during the third quarter of 2003.

Casino revenues decreased for the year ended December 31, 2003 compared to the year ended December 31, 2002 principally due to the same factors affecting overall revenues along with a lower table games hold percentage in 2003. In addition, our casino traffic was adversely affected by the disruption caused by our casino carpet replacement and remodeling in the casino area during the first quarter of 2003. As a result, table games drop and slot handle declined 4.5% and 3.4%, respectively, for the year ended December 31, 2003 compared the year ended December 31, 2002. Additional contributing factors to the decline in casino revenues were changes in estimates related to our slot machine bill acceptor accrual and outstanding chips and tokens liability. During the year ended December 31, 2003, we converted to a new computerized slot accounting system. Utilizing our new system’s reporting capabilities, our bill acceptor accrual, representing estimated uncounted cash in our slot machine bill acceptors, was reduced by $1.6 million at December 31, 2003 resulting in a corresponding decrease in casino revenues. This decline was partially offset by a $1.0 million increase in casino revenues for outstanding chips and tokens taken into income based on our estimate of those chips and tokens that are not expected to be redeemed by customers.

Room Revenues.    During the year ended December 31, 2004, room revenues increased significantly compared to the prior year resulting from an increase in our ADR and occupancy to $68.60 and 82.1%, respectively, in 2004 from $63.89 and 81.5%, respectively, in 2003. These increases were primarily due to increased convention and wholesale room nights generated by the ABC Tournament combined with greater convention business throughout the Reno market, both of which enabled the hotel department to attain a higher ADR across all room segments during the current year.

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

Food and Beverage Revenues.    Food and beverage revenues increased during the year ended December 31, 2004 compared to the prior year. Despite a decline in our food guest counts during 2004 versus 2003, we were able to achieve higher food revenues due to selective menu price increases throughout our food outlets. In addition, an increase in cash beverage sales, primarily in our popular Rum Bullion’s Island Bar, contributed to the increase in the current year.

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

Other Revenues.    Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. Other revenues increased during the year ended December 31, 2004 compared to the prior year principally due to increases in retail and event pavilion revenues. Retail revenues rose mainly as the result of successful efforts to improve the product offering in our retail outlets while the increase in our events pavilion revenues was primarily attributed to several large convention functions held in our events pavilion during the current year. Reference is made to the discussion in the sixth paragraph under the caption “Silver Legacy” in Item 1 of this report for information concerning the currently pending request for an extension of our expired use permit for the events pavilion. If the extension is not granted, the structure must be removed by May 5, 2005. We believe the cost to remove the structure will be approximately $100,000. We do not anticipate that the loss of this facility would have a material impact on our operations, based on our ability to utilize the newly constructed Reno Events Center located across the street from the City Center Pavilion. We have used the Reno Events Center on two occasions since it opened in December 2004 for events which benefited from the new facility’s larger seating capacity.

For the year ended December 31, 2003, other revenues declined in comparison to the prior year primarily due to the fact that more of our concerts during the 2003 period were jointly produced with other downtown Reno properties.

Promotional Allowances.    Promotional allowances, expressed as a percentage of gross revenues, declined to 8.5% for the year ended December 31, 2004 from 8.9% for the year ended December 31, 2003. This decrease was primarily due to a decline in rooms, food and beverage promotional allowances extended to casino customers during the current year.

Promotional allowances rose to 8.9% for the year ended December 31, 2003 from 8.5% for the year ended December 31, 2002. The increase in 2003 versus 2002 was mainly due to an increase in the number of special events and marketing campaigns for which promotional allowances were given in 2003.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Year ended December 31, 2004	Percent Change	Year ended December 31, 2003	Percent Change	Year ended December 31, 2002
Casino	$42,326	(5.0)%	$44,531	(0.3)%	$44,685
Rooms	11,881	3.9	11,437	(0.4)	11,487
Food and beverage	24,476	3.2	23,714	(4.4)	24,795
Other	6,800	8.9	6,242	(10.7)	6,993
Selling, general and administrative	30,041	2.6	29,281	0.1	29,264
Depreciation	10,622	(0.1)	10,710	(9.5)	11,837

Casino Expenses.    Casino expenses during the year ended December 31, 2004 compared to the prior year declined due in part to the aforementioned casino revenue decreases. Significant savings in casino payroll related expenses and other variable casino expenses, including casino marketing promotional expenses, were partially offset by increases in the amount of state gaming taxes, as a percentage of revenues, and slot license fees paid.

For the year ended December 31, 2003, casino expenses remained flat with the prior year. Declines in casino payroll expenditures, the amount of state gaming taxes paid, and bad debt expense were offset by a significant increase in casino marketing expenses for promotions implemented in 2003 in an effort to drive casino volume.

Room Expenses.    During the year ended December 31, 2004, room expenses, including supplies, room package coupons and professional services, increased over the prior year. However, increases in ADR during the current year combined with reductions in certain specific room expenses, including departmental payroll and laundry expense, as a percentage of room revenues, resulted in increased departmental profit in 2004.

Room expenses remained flat for the year ended December 31, 2003 versus the prior year. Reductions in payroll and laundry expenses were achieved despite a slight increase in occupancy during the current year; however, these savings were offset by an increase in travel agent commissions associated with the WIBC tournament.

Food and Beverage Expenses.    For the year ended December 31, 2004, food and beverage expenses grew over the prior year due to increased food and beverage cost of sales, both as a percentage of revenues and absolute dollars. Despite the rise in cost of sales, declines in departmental payrolls, as a percentage of revenues, combined with the previously discussed increases in cash beverage sales and food and beverage menu prices, produced an increased profit margin in 2004 compared to 2003.

Food and beverage expenses decreased for the year ended December 31, 2003 as compared to the year ended December 31, 2002 in conjunction with the previously discussed food and beverage revenue decreases.

Other Operating Expenses.    Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses increased during the year ended December 31, 2004 compared to the prior year primarily due to an increase in expenses associated with retail and our events pavilion in conjunction with the aforementioned revenue increases.

Other expenses decreased for the year ended December 31, 2003 in comparison to the prior year. This decrease was primarily due to a decline in entertainment expenses during 2003, resulting from the sharing with other Reno properties of production and entertainers’ fees for several concerts held in the City Center Pavilion.

Selling, General and Administrative Expenses.    During the year ended December 31, 2004 compared to the prior year, selling, general and administrative expenses rose due to increased credit card discounts associated with hotel sales volume, building repairs and maintenance, utilities, computer hardware and software maintenance contracts, and general liability premiums. However, these increases were partially offset by decreases in advertising media expenditures combined with a decline in real property taxes assessed during the current year compared to 2003.

For the year ended December 31, 2003, selling, general and administrative expenses were flat in comparison to the year ended December 31, 2002. Increases in general liability insurance costs and property taxes during 2003 combined with increased gas and electric utilities expenses during the first quarter of 2003 were offset by declines in payroll benefits and equipment rental fees associated with computer equipment. Advertising expenses for the year ended December 31, 2003 remained steady with the prior year.

Depreciation Expense.    During the year ended December 31, 2004 compared to the prior year, depreciation expense decreased slightly. Increased depreciation associated with new capital purchases were offset by several assets becoming fully depreciated during 2004.

For the year ended December 31, 2003, depreciation expense declined in comparison to the prior year due to many assets becoming fully depreciated during 2003.

Other (Income) Expense

Other (income) expense is comprised of net interest expense, interest rate swap income, loss on early redemption of debt, and other, net. For the year ended December 31, 2004 compared to the prior year, interest expense decreased $0.2 million as a result of lower average outstanding borrowings. Other, net in 2004 and 2003 was related to the change in market value of the insurance contracts associated with our supplemental executive retirement plan.

Interest expense increased $1.5 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. This increase resulted from higher average outstanding borrowings during our first quarter in 2003, which was partially offset by lower average outstanding borrowings during the remainder of 2003, combined with higher average interest rates resulting from our issuance in March 2002 of our $160 million principal amount of 10 1/8% mortgage notes due 2012 (“Notes”) and related transactions described under “Liquidity and Capital Resources.” Interest rate swap income of $1.0 million was recorded for the year ended December 31, 2003.

Liquidity and Capital Resources

During the year ended December 31, 2004, we generated cash flows from operating activities of $22.2 million compared to $22.5 million in the prior year. The slight decrease in cash provided by operations was primarily due to various changes in balance sheet accounts which offset the $1.2 million increase in net income. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of December 31, 2004, cash and cash equivalents were $30.2 million, sufficient for normal operating requirements.

Cash used in investing activities for the year ended December 31, 2004 was $5.9 million compared to $5.0 million for the year ended December 31, 2003, and related primarily to capital expenditures for various renovation projects and equipment purchases. During the third quarter of 2004, we began a hotel room renovation project. The budget for this project is approximately $7.2 million, of which approximately $1.6 million was incurred in 2004, with the remainder to be incurred in 2005. In future years, we expect to make capital expenditures consistent with historical expenditures, and, to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace, additional amounts as approved by our executive committee. Including the aforementioned room renovation project, our executive committee has approved $10.0 million in capital expenditures for 2005.

Cash used in financing activities was $5.4 million for the year ended December 31, 2004, representing tax distributions to our partners for the current year in addition to taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits, compared to $13.1 million for the year ended December 31, 2003. During the year ended December 31, 2003, tax distributions of $4.0 million were made to our partners. In addition, prepayments in the aggregate principal amount of $9.0 million were made in 2003 on the term portion of the credit facility, and $4.5 million was borrowed and subsequently paid on the revolving portion of the credit facility.

In July 2004, we renewed our general and liability insurance policies. Under the new policies, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $320 million and combined flood coverage of $245 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $320 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the earthquake coverage) and up to the portion of the other $100 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $245 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the flood coverage) and up to the portion of the other $25 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC.

Our new insurance policy also includes combined terrorism coverage up to $425 million for a certified act of terrorism and up to $250 million for a non-certified act of terrorism. In the event that a certified, or a non-certified, act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $425 million, or $250 million, respectively, in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $235 million for a certified act, or up to $138 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $190 million, or $112 million, respectively, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases, as of December 31, 2004 (in thousands):

Description	2005	2006	2007	2008	2009	Thereafter
Long-term debt	$—	$—	$—	$—	$—	$159,554
Operating leases	63	27	—	—	—	—

Total	$63	$27	$—	$—	$—	$159,554

The repayment of our long-term debt, which consists of our indebtedness under the Credit Facility and the indebtedness evidenced by the Notes, is subject to acceleration upon the occurrence of an event of default under the Credit Facility or the indenture relating to the Notes.

We made cash interest payments of $16.3 million, $15.5 million, and $9.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. We anticipate that cash payments for interest in 2005 will be consistent with 2004 due to similar average outstanding borrowings.

Other Factors Affecting Results of Operations

Two public works projects were underway in the downtown area of Reno during 2004. The first project involves lowering the train tracks that traverse Reno’s downtown district and separate Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project is expected to be completed in 2006. The second project entailed the construction of a downtown special events center next to the National Bowling Stadium. Construction of this project began in January 2004 and was completed in December 2004. To date, the impact of these projects on our operations has been minimal; however, we cannot determine their impact on our future operations.

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The

Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At December 31, 2004, we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Credit Facility”) which originally included a term facility (which was paid in full in 2003) and a revolving facility. The amendment reduced the revolving facility to $10.0 million, none of which was outstanding at December 31, 2004, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

At December 31, 2004, there was no indebtedness outstanding under the Credit Facility. As of such date, we were in compliance with all of the covenants in the Credit Facility and we had the ability to borrow all of the $10.0 million available under the Credit Facility. Based on the information currently available to us, we believe we will be in compliance with all of the covenants under the Credit Facility as of March 31, 2005. However, due to a budgeted increase in capital expenditures related to our room renovation project combined with an anticipated reduction in EBITDA during the first quarter of 2005, we believe we may not be in compliance with all of the covenants under the Credit Facility as of June 30, 2005. In such an event, we intend to seek an amendment to the Credit Facility to revise the covenant ratios discussed in the preceding paragraph that would permit us to remain in compliance with the debt covenants and retain our borrowing capacity. If we are unable to obtain such an amendment, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and would terminate the Credit Facility and seek a new revolving credit facility with another lender. There is no indebtedness currently outstanding under the Credit Facility and we do not anticipate utilizing our borrowing capacity under the Credit Facility during 2005. So long as we do not have any indebtedness outstanding under the Credit Facility our inability to satisfy its covenant ratios would not constitute a default under the indenture relating to the Notes. The entire principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the Credit Facility is terminated earlier or the maturity date is extended with the consent of the lenders.

Critical Accounting Policies

Our discussion and analysis of our results of operations and financial condition above are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we apply significant judgment in defining the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. Our judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Because of the uncertainty inherent in these matters, there is no assurance that actual results will not differ from our estimates used in applying the following critical accounting policies.

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

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. As of December 31, 2004, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Self-Insurance Reserves

Silver Legacy is self insured up to certain limits for our general liability, group health insurance and workmens’ compensation programs. We analyze historical and current pending claims information to estimate amounts to be accrued. In order to mitigate our potential exposure, we have obtained certain stop loss policies.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments in 2004. To manage our exposure to counterparty credit risk in interest rate swaps, we have entered into agreements with highly rated institutions. As of December 31, 2004, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt.

Item 8.    Financial Statements and Supplementary Data.

Reference is made to the report of Deloitte & Touche LLP dated March 28, 2005 and the consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. appearing on pages F-1 through F-17 of this annual report, which are incorporated in this Item 8 by this reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures.

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information.

Not applicable.

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

The Executive Committee

An executive committee of the Partnership is authorized to review, monitor and oversee the performance of the management of Silver Legacy. The executive committee of the Partnership shall consist of five members, with three members appointed by the managing partner and two members appointed by the other partner. In the event that neither of the partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each partner and a fifth member appointed by a third party manager selected by the partners. Each partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy.

The current members of the executive committee are Stephen J. Greathouse, Frank R. Baldwin, and Yvette E. Landau, each of whom was appointed by Galleon, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC. As we reported in a filing on Form 8-K dated June 18, 2004, Mandalay, MGM MIRAGE (“MGM”) and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM, announced on June 16, 2004 that they had entered into a merger agreement pursuant to which MGM will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. The transaction is structured as a merger of MGM MIRAGE Acquisition Co. #61 with and into Mandalay and is subject to regulatory and other customary conditions. According to Mandalay’s public filings, it has received from MGM MIRAGE a notice of MGM MIRAGE’s election to extend the outside date for the closing of the merger from March 31, 2005 to June 30, 2005 in accordance with the provisions of the merger agreement. Copies of the merger agreement, the notice of extension and the press releases announcing the merger transaction and the election to extend are incorporated by reference as exhibits to this report, and the information in this paragraph is qualified in its entirety by reference to those exhibits. As a result of that merger, we anticipate changes in the membership of our executive committee.

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

The Partnership Agreement provides special voting procedures for the executive committee’s approval of the annual business plan, the appointment of the general manager and the determination of the general manager’s compensation. In voting on these matters, the members of the executive committee appointed by the managing partner shall have a total of two votes and the members of the executive committee appointed by the other partner shall have a total of two votes. The managing partner shall designate which two of the three members of the executive committee appointed by the managing partner are to exercise the two votes. If the executive committee is deadlocked in deciding any matter which is subject to the special voting procedures, then the meeting may be adjourned to another meeting date. If the executive committee remains deadlocked with respect to its approval of an annual business plan until the end of the second month of the fiscal year described in the annual business plan, then either partner may by written notice cause the approval of the annual business plan to be submitted to a nationally recognized accounting firm mutually agreeable to the partners (the “Accountant”) for resolution. The Accountant shall consider the positions of the members of the executive committee and the partners, and shall decide whether to approve the annual business plan, or to modify the annual business plan and approve it with such modifications. The decision of the Accountant on these matters shall have the same effect as the approval of the annual business plan by the executive committee. If the executive committee remains deadlocked with respect to its approval of the appointment of a general manager for a period of one month following the effective date of the resignation or removal of the previous general manager, then the executive committee shall assume the duties of the general manager until such time as the executive committee can reach a decision on the appointment and compensation of a new general manager. In exercising the duties of the general manager, the executive committee shall act and vote in accordance with the special voting procedures described above. If the executive committee remains deadlocked on the determination of the compensation of the general manager for a period of one month following the first meeting on the proposed compensation, then either partner may by written notice cause the determination of such compensation to be submitted to the Accountant for resolution. In that event, the Accountant shall consider the positions of the executive committee, and shall adopt a compensation arrangement consistent with the position advocated by at least one member of the executive committee. The decision of the Accountant on any matter which is subject to the special voting procedures shall be final and binding on the executive committee and the partners.

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

The Partnership’s executive committee and Capital’s Board of Directors have adopted a code of ethics that applies to the Partnership’s and Capital’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code of ethics, a copy of which is included as Exhibit 14 to this report, is a written standard designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely, and understandable disclosure in reports and documents that the Partnership files with, or submits to, the SEC and in other public communications made by the Partnership;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the code to an appropriate person identified in the code; and

•	accountability for adherence to the code.

Executive Officers, Members of the Executive Committee and Directors

The following table sets forth certain information concerning our current executive officers, the executive officer and director of our managing partner, Galleon, the members of the Partnership’s executive committee and the members of the board of directors of Capital.

Name	Age	Positions
Gary L. Carano	52	General Manager of Silver Legacy, Chief Executive Officer of the Partnership, and President and Chief Executive Officer of Capital

Michael F. Whitemaine	50	Assistant General Manager of Silver Legacy and Vice President of Capital

Glenn T. Carano	49	Executive Director of Marketing of Silver Legacy and Secretary of the Partnership and Capital

Bruce C. Sexton	51	Director of Finance/Administration of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital

Glenn W. Schaeffer	50	President, Secretary, Treasurer and Director of Galleon

Gene R. Carano	49	Member of the Partnership’s Executive Committee and Director of Capital

Stephen J. Greathouse	54	Member of the Partnership’s Executive Committee and Director of Capital

Robert M. Jones	62	Member of the Partnership’s Executive Committee and Director of Capital

Yvette E. Landau	48	Member of the Partnership’s Executive Committee and Director of Capital

Frank R. Baldwin	67	Member of the Partnership’s Executive Committee and Director of Capital

Gary L. Carano.    Mr. Carano has served as General Manager of Silver Legacy and Chief Executive Officer of the Partnership since January 1995 and President and Chief Executive Officer of Capital since its incorporation in August 2001. He is also President and Chief Operating Officer of the board of managers of the Eldorado Hotel & Casino and Treasurer of Recreational Enterprises, Inc. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado Hotel & Casino from 1980 to 1994. Gary L. Carano, Glenn T. Carano and Gene R. Carano are brothers.

Michael F. Whitemaine.    Mr. Whitemaine has been the Assistant General Manager of Silver Legacy since January 1995 and Vice President of Capital since November 2001. Prior to 1995, Mr. Whitemaine worked at the Eldorado Hotel & Casino for 12 years, where he served in various positions, including Food and Beverage Director, Slot Director, and most recently, Assistant General Manager.

Glenn T. Carano.    Mr. Carano has been the Director of Marketing or Executive Director of Marketing of Silver Legacy since January 1995, Secretary of the Partnership since August 2001 and Secretary of Capital since November 2001. Prior to 1995, he served as Director of Marketing at the Eldorado Hotel & Casino for eight years. Mr. Carano has served as chairman of the board of directors of the Airport Authority of Washoe County and was a member of the board of the Reno-Sparks Convention & Visitors Authority. He is also presently a member of the board of managers of the Eldorado Hotel & Casino and Secretary of Recreational Enterprises, Inc. From 1977 to 1983, Mr. Carano was a quarterback for the Dallas Cowboys football team.

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

Robert M. Jones.    Mr. Jones has been a member of the executive committee of the Partnership since November 1995 and a director of Capital since November 2001. He has been the Chief Financial Officer of Eldorado Resorts LLC or its predecessor since 1989. Prior to joining Eldorado Resorts LLC in 1984, Mr. Jones spent 14 years in public accounting, 10 of which were as an audit principal with the international accounting firm of Arthur Young & Company. Mr. Jones is a former Certified Public Accountant.

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

Item 11.    Executive Compensation.

The following table sets forth, for each of our last three fiscal years, the cash compensation paid by us, as well as certain other compensation paid or accrued for those years, to the Partnership’s executive officers and the executives of Silver Legacy. In this annual report, we sometimes refer to these individuals as our “named executive officers.”

	Annual Compensation(1)				All Other Compensation
Name and Principal Position	Year	Salary	Bonus
Gary L. Carano General Manager of Silver Legacy and Chief Executive Officer of the Partnership	2004 2003 2002	$400,000 400,000 400,000	$	— — 52,091	$3,087 1,275 2,846	(2)

Michael F. Whitemaine Assistant General Manager of Silver Legacy	2004 2003 2002	$275,000 275,000 275,000	$	— — 43,121	$87 75 96	(3)

Glenn T. Carano Executive Director of Marketing of Silver Legacy and Secretary of the Partnership	2004 2003 2002	$400,000 400,000 400,000	$	— — 39,183	$3,337 1,275 2,846	(4)

Bruce C. Sexton Director of Finance/Administration of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership	2004 2003 2002	$175,000 175,000 175,000	$	— — 37,641	$1,837 1,275 2,222	(5)

(1)	Certain of the individuals named in this table received personal benefits that are not reflected in their salary and bonus amounts. The value of the personal benefits received by each of these individuals did not, in any of our last three fiscal years, exceed $50,000 or 10% of the individual’s total annual salary and bonus for that fiscal year.
(2)	Represents $87 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Gary L. Carano and $3,000 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account.
(3)	Represents $87 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Michael F. Whitemaine.
(4)	Represents $87 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Glenn T. Carano and $3,250 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account.
(5)	Represents $87 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Bruce C. Sexton and $1,750 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account.

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

Tier II

Estimated Annual Benefits

Upon Retirement at Age 65

After Completion of the Following Years of Service(1)

(Years of Service)

Remuneration(2)	Less than 4	4 or 5	6 or 7	8 or 9	10 or 11	12 or 13	14 or more
$150,000	—	$22,500	$30,000	$37,500	$45,000	$52,500	$60,000
200,000	—	30,000	40,000	50,000	60,000	70,000	80,000
250,000	—	37,500	50,000	62,500	75,000	87,500	100,000
300,000	—	45,000	60,000	75,000	90,000	105,000	120,000
350,000	—	52,500	70,000	87,500	105,000	122,500	140,000
400,000	—	60,000	80,000	100,000	120,000	140,000	160,000
450,000	—	67,500	90,000	112,500	135,000	157,500	180,000
500,000	—	75,000	100,000	125,000	150,000	175,000	200,000
550,000	—	82,500	110,000	137,500	165,000	192,500	220,000
600,000	—	90,000	120,000	150,000	180,000	210,000	240,000

(1)	The amounts set forth in each table are computed as an annual benefit payable in the form of a straight-life annuity, commencing following the participant’s attainment of age 65, the normal retirement age under the SERP. The benefits listed in the tables are not subject to any deduction for Social Security or other offset amounts. The terms of the SERP permit a participant to retire as early as age 55, in which event he or she will be entitled to receive the annual retirement benefit determined as of the actual retirement date, subject to reduction of the benefit (if the date of retirement is before age 60) at the rate of 5% per annum for the period between the retirement date and the participant’s 60th birthday.
(2)	The amount of a participant’s remuneration for purposes of determining benefits under the tables is his/her highest annual compensation during any of the last five full calendar years the participant is employed (or such smaller number of full calendar years if the participant has not worked for five years at the time of terminating his or her employment) or the 12-month period ending on the participant’s termination of employment with the Partnership or Silver Legacy. Annual compensation for this purpose is the participant’s base salary plus his bonus. The SERP limits the amount of bonus that may be taken into account for this purpose to 150% of base salary. A participant is credited with a year of service under the SERP for each period of 12 full months of employment with the Partnership or Silver Legacy, but service credit for periods prior to enrollment in the plan is limited to 10 years.

For purposes of determining their respective benefits pursuant to the SERP, each of our named executive officers will have 14 or more credited years of service if he continues to be employed by the Partnership until age 65, the normal retirement age under the SERP. Each of our named executive officers had 10 credited years of service under the SERP as of December 31, 2004.

Compensation Committee Interlocks and Insider Participation

The compensation of the Partnership’s executive officers and Silver Legacy’s executives is determined by the Partnership’s executive committee. The only individuals who served on the Partnership’s executive committee during the year ended December 31, 2004 were Frank R. Baldwin, Gene R. Carano, Stephen J. Greathouse, Robert M. Jones and Yvette E. Landau, each of whom is currently an executive committee member. None of the individuals who served on the executive committee during 2004 is or has ever been an officer or employee of the Partnership or any subsidiary of the Partnership, including Capital.

During the year ended December 31, 2004, Gary L. Carano, the Partnership’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President and Secretary of Eldorado Resorts LLC, served on the Partnership’s executive committee.

Three-Property Payments.    Registered hotel guests at Silver Legacy have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Circus Circus Hotel and Casino, Eldorado Hotel & Casino and Silver Legacy. In addition, registered hotel guests at the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino may charge costs incurred at Silver Legacy outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Silver Legacy remits to the other two properties, or they remit to Silver Legacy, the respective amounts collected for charges incurred at the other properties. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided by the other property. The following table sets forth for the year ended December 31, 2004, the respective amounts paid for such complimentary charges by Silver Legacy to the Circus and Eldorado properties and the respective amounts received by Silver Legacy from the Circus and Eldorado properties.

Payor	Payee	Amount
Silver Legacy	Circus Circus	$—
Silver Legacy	Eldorado	22,340
Circus Circus	Silver Legacy	722
Eldorado	Silver Legacy	1,800

The Eldorado Hotel & Casino is owned by Eldorado Resorts LLC, which is 63.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

Yvette E. Landau has, since June 1996, been an executive officer of Mandalay Resort Group which owns and operates the Circus Circus Hotel and Casino though a wholly owned subsidiary. Gene R. Carano is currently assistant general manager of the Eldorado Hotel & Casino and was their general manager from 1996 through 2001. In addition, he has been a vice president and a member of the board of managers of the Eldorado Hotel & Casino since July 1996 and, since July 1996, he and Robert M. Jones have been executive officers of Eldorado Resorts LLC, which owns 96% of ELLC. Steve Greathouse has since 1997 been an executive officer of various operating subsidiaries of Mandalay Resort Group.

Eldorado Limited Liability Company and Galleon, Inc.    Subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership is required by the Agreement of Joint Venture of Circus and Eldorado Joint Venture

dated as of March 1, 1994 (the “Original Partnership Agreement, as the same was amended concurrent with the issuance of the Notes and subsequently amended in April 2002, the “Partnership Agreement”) to make distributions to its partners as follows:

(a)  The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable for corporations for such period (as of the date hereof both rates are 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

The payments, representing tax distributions, made to the Partnership’s partners during the year ended December 31, 2004 were as follows:

Partner	Amount
ELLC	$2,717,000
Galleon	$2,717,000

ELLC is 96% owned by Eldorado Resorts LLC, which is 63.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership and Gene R. Carano, a member of the Partnership’s executive committee.

Recreational Enterprises, Inc.    From time to time, Silver Legacy has utilized a King Air aircraft owned by King Air Operations LLC, a wholly owned subsidiary of Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the year ended December 31, 2004, the Partnership paid $24,600 for such services. We believe the terms on which we have utilized this service are at least as favorable as those that would be available from an unrelated third party. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of Eldorado Resorts LLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Sierra Adventure Equipment Leasing, Inc.    From time to time, Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht during the year ended December 31, 2004 were based on a flat rate per trip of $2,500 ($1,250 if the trip was shared with our partner, ELLC) and totaled $15,000. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC.    Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the year ended December 31, 2004 totaled $75,600.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the year ended December 31, 2004, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $53,100. ELLC, which owns 50% of the Partnership, is 96% owned by Eldorado Resorts LLC.

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

As we reported in a filing on Form 8-K dated June 18, 2004, Mandalay Resort Group (“Mandalay”), MGM MIRAGE (“MGM”) and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM, announced on June 16, 2004 that they had entered into a merger agreement pursuant to which MGM will acquire Mandalay for $71.00 in cash for each share of common stock of Mandalay. The transaction is structured as a merger of MGM MIRAGE Acquisition Co. #61 with and into Mandalay and is subject to regulatory and other customary conditions. According to Mandalay’s public filings, it has received from MGM MIRAGE a notice of MGM MIRAGE’s election to extend the outside date for the closing of the merger from March 31, 2005 to June 30, 2005 in accordance with the provisions of the merger agreement. Copies of the merger agreement, the notice of extension and the press releases announcing the merger transaction and the election to extend are incorporated by reference as exhibits to this report, and the information in this paragraph is qualified in its entirety by reference to those exhibits.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of partnership interests in the Partnership by (i) each person known by the Partnership to be a beneficial owner of a greater than 5% interest in the Partnership, (ii) each partner in the Partnership, (iii) each member of the executive committee of the Partnership, (iv) each director of Capital, (v) each executive officer of the Partnership and Capital, (vi) Glenn W. Schaeffer, the sole officer and director of Galleon, (vii) all executive committee members and executive officers of the Partnership, as a group, and (viii) all directors and executive officers of Capital, as a group. Except as otherwise indicated in the footnotes to the table below, Galleon, Inc. and Eldorado Limited Liability Company each has sole voting and dispositive power with respect to its interest in the Partnership. Except as otherwise indicated, the address of each person listed in the table below is c/o Circus and Eldorado Joint Venture, 407 North Virginia Street, Reno, Nevada 89501.

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

Incorporated herein by reference is the information concerning our partners’ pledges of their interests in the Partnership to secure the repayment of the indebtedness incurred pursuant to the Credit Facility and the Notes included under the captions “The Notes” and “Senior Secured Credit Facility” in the Liquidity and Capital Resources section of our Management’s Discussion and Analysis of our Financial Condition and Results of Operations in Item 7 of this report.

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

Upon the occurrence of a Liquidating Event, the Partnership will continue solely for the purpose of winding up its affairs in an orderly manner, liquidating its assets, and satisfying the claims of its creditors and partners. The managing partner will be responsible for overseeing the winding up and liquidation of the Partnership, taking full account of the Partnership’s liabilities and assets, causing the assets to be liquidated as promptly as is consistent with obtaining the fair market value thereof, and causing the proceeds therefrom, to the extent sufficient therefore, to be applied and distributed (i) first, to the payment and discharge of all of the Partnership’s debts and liabilities to creditors other than partners, (ii) second, to the payment and discharge of all of the Partnership’s debts and liabilities to partners, and (iii) the balance, if any, to the partners in the amount of their respective capital accounts, after giving effect to all contributions, distributions, and allocations for all periods or portions thereof.

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2004 for the Partnership and Capital, respectively.

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

Item 13.    Certain Relationships and Related Transactions.

For information concerning certain transactions, including transactions with entities of which a member of the Partnership’s executive committee is an executive officer or owns a beneficial interest in excess of 10%, see the discussion under the heading “Compensation Committee Interlocks and Insider Participation” in Item 11 of this annual report, which is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.

The following table summarizes amounts billed by our auditors, Deloitte and Touche LLP, for accounting fees and services for the years ended December 31, 2004 and 2003.

	2004	2003
Audit fees	$106,400	$101,800
Audit-related fees	—	12,500
Tax fees	—	3,900
All other fees	—	—

Audit fees include the aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q.

Audit-related fees include the aggregate fees billed for services related to the audit of our 401(k) financial statements.

Tax fees include professional services rendered for tax compliance, tax advice and tax planning.

All of the services provided by Deloitte and Touche LLP for 2004 and 2003 were approved by our audit committee, in each case, prior to the engagement.

We have an established policy which requires the prior approval by our audit committee of any services provided by our auditors, Deloitte and Touche LLP.

Item 15.    Exhibits and Financial Statement Schedules.

(a)(1)	Consolidated Financial Statements:

Incorporated by reference in Item 8 of this annual report and included on pages F-1 through F-17 hereof are the following consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. and the report thereon of independent registered public accounting firm:

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(a)(2)	Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Years ended December 31,
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
2004 Allowance for doubtful accounts	$1,361	$410	$515	$1,256
2003 Allowance for doubtful accounts	1,630	437	706	1,361
2002 Allowance for doubtful accounts	1,304	835	509	1,630

(a)(3)	The following exhibits are filed as part of this annual report or incorporated herein by reference:

Exhibit Number	Description
3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

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

Exhibit Number	Description
10.4

Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.5

Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.6

Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.7

Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (Incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

10.8

Notice of Extension of Outside Date dated as of March 22, 2005 (Incorporated by reference to Exhibit 99.2 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

14	Financial Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Bruce C. Sexton

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

99.1

Press Release dated as of June 16, 2004, jointly issued by MGM MIRAGE and Mandalay Resort Group (Incorporated by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

99.2	Press release dated as of March 23, 2005 (Incorporated by reference to Exhibit 99.3 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: March 30, 2005	By:	/S/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: March 30, 2005	By:	/S/ GARY L. CARANO
Gary L. Carano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ GARY L. CARANO Gary L. Carano	Chief Executive Officer of Circus and Eldorado Joint Venture and President and Chief Executive Officer of Silver Legacy Capital Corp. (Principal Executive Officer of each Registrant)	March 30, 2005

/S/ BRUCE C. SEXTON Bruce C. Sexton

Controller and Chief Accounting and Financial Officer of Circus and Eldorado Joint Venture and Treasurer and Chief Accounting and Financial Officer of Silver Legacy Capital Corp. (Principal Accounting Officer and Principal Financial Officer of each Registrant)

March 30, 2005

/S/ GENE R. CARANO Gene R. Carano	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2005

/S/ STEPHEN J. GREATHOUSE Stephen J. Greathouse	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2005

/S/ ROBERT M. JONES Robert M. Jones	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2005

Signature	Title(s)	Date

/S/ YVETTE E. LANDAU Yvette E. Landau	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2005

/S/ FRANK R. BALDWIN Frank R. Baldwin	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 30, 2005

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

December 31, 2004

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

10.5

Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

Exhibit Number	Description
10.6

Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.7

Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (Incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

10.8

Notice of Extension of Outside Date dated as of March 22, 2005 (Incorporated by reference to Exhibit 99.2 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

14	Financial Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Bruce C. Sexton

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Bruce C. Sexton pursuant to 18 U.S.C. Section 1350

99.1

Press Release dated as of June 16, 2004, jointly issued by MGM MIRAGE and Mandalay Resort Group (Incorporated by reference to Exhibit 99.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

99.2	Press release dated as of March 23, 2005 (Incorporated by reference to Exhibit 99.3 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

*	Constitutes a management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture

(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2004 and 2003, and the related consolidated statements of income, partners’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Joint Venture is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Reno, Nevada

March 28, 2005

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(In thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,239	$19,405
Accounts receivable, net	4,532	3,476
Inventories	2,111	1,757
Prepaid expenses and other	3,993	3,720

Total current assets	40,875	28,358
PROPERTY AND EQUIPMENT, NET	260,289	265,852
OTHER ASSETS, NET	8,168	8,176

Total Assets	$309,332	$302,386

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,336	$4,260
Accrued interest	5,400	5,400
Accrued and other liabilities	9,041	8,168

Total current liabilities	18,777	17,828
LONG-TERM DEBT	159,554	159,492
OTHER LONG-TERM LIABILITIES	3,213	2,554

Total liabilities	181,544	179,874

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	127,788	122,512

Total Liabilities and Partners’ Equity	$309,332	$302,386

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
OPERATING REVENUES:
Casino	$85,543	$88,649	$93,981
Rooms	38,553	35,722	35,747
Food and beverage	35,387	34,490	35,780
Other	8,562	8,005	8,816

	168,045	166,866	174,324
Less: promotional allowances	(14,290)	(14,911)	(14,892)

Net operating revenues	153,755	151,955	159,432

OPERATING EXPENSES:
Casino	42,326	44,531	44,685
Rooms	11,881	11,437	11,487
Food and beverage	24,476	23,714	24,795
Other	6,800	6,242	6,993
Selling, general and administrative	30,041	29,281	29,264
Depreciation	10,622	10,710	11,837
Loss on disposition of assets	14	536	63

Total operating expenses	126,160	126,451	129,124

OPERATING INCOME	27,595	25,504	30,308

OTHER (INCOME) EXPENSE:
Interest expense, net	16,962	17,173	15,672
Loss on early redemption of debt	—	—	134
Interest rate swap income	—	(1,014)	(2,327)
Other, net	(77)	(151)	63

Total other (income) expense	16,885	16,008	13,542

NET INCOME	$10,710	$9,496	$16,766

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2002	$73,755	$71,652	$145,407
Net income	8,383	8,383	16,766
Partners’ distributions	(28,605)	(16,502)	(45,107)

Balance, December 31, 2002	53,533	63,533	117,066
Net income	4,748	4,748	9,496
Partners’ distributions	(2,025)	(2,025)	(4,050)

Balance, December 31, 2003	56,256	66,256	122,512
Net income	5,355	5,355	10,710
Partners’ distributions	(2,717)	(2,717)	(5,434)

BALANCE, December 31, 2004	$58,894	$68,894	$127,788

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,710	$9,496	$16,766

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,345	11,432	12,428
Loss on disposition of assets	14	536	63
Loss on early redemption of debt	—	—	134
Increase in accrued pension cost	872	789	750
Changes in assets and liabilities:
Accounts receivable, net	(1,056)	97	727
Inventories	(354)	66	54
Prepaid expenses and other	(291)	(529)	(164)
Accounts payable	76	848	(385)
Accrued guarantee fees to related party	—	—	(185)
Accrued interest	—	(22)	5,292
Accrued and other liabilities	873	(183)	(299)

Total adjustments	11,479	13,034	18,415

Net cash provided by operating activities	22,189	22,530	35,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	4	188	4
Increase in other assets	(866)	(956)	(651)
Purchase of property and equipment	(5,059)	(4,219)	(3,837)

Net cash used in investing activities	(5,921)	(4,987)	(4,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from bank credit facility	—	4,500	36,700
Proceeds from issuance of mortgage notes	—	—	159,378
Distributions to partners	(5,434)	(4,050)	(45,107)
Debt issuance costs	—	(1)	(6,311)
Payments on bank credit facility	—	(13,500)	(172,700)

Net cash used in financing activities	(5,434)	(13,051)	(28,040)

Net increase in cash and cash equivalents	10,834	4,492	2,657
Cash and cash equivalents at beginning of year	19,405	14,913	12,256

Cash and cash equivalents at end of year	$30,239	$19,405	$14,913

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,266	$15,461	$9,933

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

Capitalization of Interest

The Partnership’s policy is to capitalize interest on funds disbursed during the active construction and development phases of its facilities and other major projects. There was no interest capitalized in 2004, 2003 or 2002.

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

	Years ended December 31,
	2004	2003	2002
Food and beverage	$8,970	$9,261	$9,593
Rooms	4,248	4,543	4,126
Other	1,072	1,107	1,173

	$14,290	$14,911	$14,892

The estimated costs of providing such complimentary services are included in casino costs and expenses and consist of the following (in thousands):

	Years ended December 31,
	2004	2003	2002
Food and beverage	$5,926	$6,200	$6,393
Rooms	1,245	1,455	1,267
Other	1,004	1,009	1,128

	$8,175	$8,664	$8,788

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5,219,000, $5,437,000 and $5,532,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $43,405,300 and $47,005,600 at December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments

Except for the Partnership’s 10 1/8% mortgage notes, management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values. The approximate fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $177,200,000 at December 31, 2004. The fair value is not necessarily indicative of the amount the Partnership could realize in a current market exchange.

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

Note 2.    Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, it presently has more gaming units than Silver Legacy with approximately 2,700 slot machines and 100 table games.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

number of new or amended compacts recently executed and approved. On September 2, 2004, the aforementioned Sacramento-area casino received approval of amendments to its compact allowing for approximately 800 additional machines which were placed in operation during the fourth quarter of 2004 and increased the number of slot machines at this property from 1,900 to approximately 2,700.

We believe the continued growth of Native American gaming establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Note 3.    Accounts Receivable

Components of accounts receivable, net at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Casino receivables	$3,025	$3,412
Hotel receivables	2,585	1,351
Other receivables	178	74

	5,788	4,837
Less: allowance for doubtful accounts	(1,256)	(1,361)

Accounts receivable, net	$4,532	$3,476

The provision for bad debt expense for the years ended December 31, 2004, 2003 and 2002, was $410,000, $437,000 and $835,000, respectively.

Included in other receivables are $77,800 and $21,000 due from Eldorado Hotel & Casino and $17,200 and $37,500 due from Circus Circus Hotel and Casino-Reno as of December 31, 2004 and 2003, respectively.

Note 4.    Property and Equipment

Property and equipment at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	271,229	271,061
Furniture, fixtures, and equipment	86,145	85,211
Construction in progress	1,796	—

	387,575	384,677
Less: accumulated depreciation	(127,286)	(118,825)

Property and equipment, net	$260,289	$265,852

Substantially all property and equipment of the Partnership collateralize its long-term debt (see Note 7).

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Other Assets

Other assets, net at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
China, glassware and silverware	$206	$316
Debt issuance costs, net	4,454	5,114
Intangible asset related to SERP	801	1,015
Cash surrender value of life insurance policies	2,550	1,678
Other	157	53

	$8,168	$8,176

The initial inventory of china, glassware and silverware is being amortized to 50% of cost with the balance kept as base stock. Subsequent purchases of china, glassware and silverware are expensed as used.

The Partnership incurred costs in connection with its issuance of mortgage notes and in connection with its new bank credit facility (see Note 7). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. At December 31, 2004, the unamortized balance related to the Partnership’s new bank credit facility was $119,000 and is amortized over the remaining term of the facility through March 31, 2007. Included in other assets at December 31, 2004 was $4,334,600 in costs related to the completed offering of mortgage notes. The amortization of debt issuance costs included in interest expense was $722,000, $722,000 and $657,000 for the years ended December 31, 2004, 2003 and 2002.

The Partnership accounts for the SERP according to SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”) and SFAS No. 132R, “Employers’ Disclosures about Pension and Other Postretirement Benefits” (see Note 9). Since the accumulated benefit obligation, which is the present value of benefits to be paid based on services provided and existing compensation levels, exceeds the fair value of plan assets, SFAS 87 requires the recognition of a liability (including unfunded accrued pension cost) that is at least equal to the unfunded accumulated benefit obligation. An intangible asset of $801,000 at December 31, 2004 has been established for the difference between such liability and the unfunded accrued pension cost.

Note 6.    Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
Accrued payroll and related	$3,178	$2,832
Accrued vacation	1,722	1,468
Unclaimed chips and tokens	508	469
Progressive slot liability	984	1,022
Other	2,649	2,377

	$9,041	$8,168

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consisted of the following (in thousands):

	2004	2003
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $446 and $508)	$159,554	$159,492
Less current portion	—	—

	$159,554	$159,492

Scheduled maturities of long-term debt are as follows at December 31, 2004 (in thousands):

2005	$—
2006	—
2007	—
2008	—
2009	—
Thereafter	159,554

$159,554

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

The New Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility originally provided for periodic reductions with the remaining balance due March 31, 2007. The term loan was paid in full as of December 31, 2003.

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions. On November 4, 2003, the Partnership executed an amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10,000,000, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. At December 31, 2004, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Amended Credit Facility and had the ability to borrow all of the $10,000,000 available under the revolving portion of the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of December 31, 2004, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

As a condition to the Bank Credit Facility, Mandalay Resort Group (“MRG”) guaranteed completion of the Silver Legacy and, in addition, entered into a make-well agreement whereby it was obligated to make additional contributions to the Partnership as necessary to maintain a minimum coverage ratio (as defined). As compensation for the make-well agreement, MRG received a guarantee fee of 1 1/2% of the outstanding balance of the Bank Credit Facility. The Partnership made payments totaling $563,000 on its guarantee fee commitment for the year ended December 31, 2002. On March 5, 2002, MRG’s obligations pursuant to the make-well agreement, and its right to receive the guarantee fee, terminated. All unpaid guarantee fees were paid in full in March 2002.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Silver Legacy has utilized a King Air aircraft owned by King Air Operations LLC, a wholly owned subsidiary of Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2004, 2003 and 2002, the Partnership paid $24,600, $14,800 and $34,000, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $2,500 ($1,250 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $15,000, $6,300 and $24,000 during 2004, 2003 and 2002, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2004, 2003, and 2002 were $75,600, $68,100, and $63,800, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2004, 2003 and 2002, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $53,100, $56,600, and $53,700, respectively.

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

Note 9.    Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Partnership’s matching contributions were $240,000, $253,000 and $286,000, respectively, for the years ended December 31, 2004, 2003 and 2002.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $886,000, $789,000 and $750,000, respectively, for the years ended December 31, 2004, 2003 and 2002.

The following information summarizes activity in the SERP for the years ended December 31, 2004 and 2003 (in thousands):

	2004	2003
Changes in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$3,432	$2,564
Service cost	453	390
Interest cost	206	172
Actuarial losses	68	306
Benefits paid	(11)	—

Projected benefit obligation at end of year	$4,148	$3,432

Fair Value of Plan Assets(1)	$—	$—

Reconciliation of Funded Status
Funded status	$(4,148)	$(3,432)
Unrecognized actuarial loss	378	309
Unrecognized prior service cost	1,358	1,584

Accrued net pension cost	$(2,412)	$(1,539)

Amounts Recognized on Consolidated Balance Sheets
Accrued net pension cost	$(2,412)	$(1,539)
Additional minimum liability	(801)	(1,015)
Intangible asset	801	1,015
Accumulated other comprehensive loss	—	—

Net liability reflected on Consolidated Balance Sheets	$(2,412)	$(1,539)

Weighted Average Assumptions
Discount rate used to determine benefit obligations	5.7%	6.0%
Discount rate used to determine net periodic benefit cost	6.0%	6.7%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.5%	3.5%

The components of net periodic pension cost were as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Components of Net Pension Cost
Current period service cost	$453	$390	$376
Interest cost	206	172	148
Amortization of prior service cost	227	227	226
Recognized net actuarial loss	—	—	—

Net expense	$886	$789	$750

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2005	$15
2006	20
2007	45
2008	83
2009	121
2010-2014	$2,163

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $2,550,000 and $1,678,000 at December 31, 2004 and 2003, respectively. The life insurance contracts had a face value of $10,950,000 at December 31, 2004 and 2003.

Note 10.    Commitments and Contingencies

Letters of Credit

The New Bank Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of the Bank Credit Facility of which none was outstanding as of December 31, 2004.

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2004:

2005	$63,000
2006	27,000
2007	—
2008	—
2009	—

$90,000

Total rental expense under operating leases was $244,000, $278,000 and $402,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “New Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager.

Total distributions for the year ended December 31, 2004 totaled $5,400,000 and included: (i) a distribution of $1,800,000 each to ELLC and Galleon representing fiscal 2004 tax distributions, and (ii) a distribution of $900,000 each to ELLC and Galleon representing taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits. Total distributions for the year ended December 31, 2003 totaled $4,000,000 and included: (i) a distribution of $1,700,000 each to ELLC and Galleon representing fiscal 2003 tax distributions, and (ii) a distribution of $300,000 each to ELLC and Galleon representing fiscal 2002 tax distributions. Total distributions for the year ended December 31, 2002 were $16,500,000 and $28,600,000 to ELLC and Galleon, respectively. The 2002 distributions included: (i) a distribution to ELLC and Galleon of $1,200,000 each representing a fourth quarter 2001 tax distribution, (ii) a distribution of $2,600,000 each to ELLC and Galleon representing fiscal year 2000 tax distributions, (iii) a $2,100,000 distribution representing the remaining Priority Allocation payment to MRG pursuant to the Partnership’s original partnership agreement, (iv) a special distribution concurrent with the Notes Offering to ELLC and Galleon of $10,000,000 and $20,000,000, respectively, and (v) a distribution of $2,700,000 each to ELLC and Galleon representing fiscal year 2002 tax distribution.