Form 10-Q
period 2005-03-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2005-05-13
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2005.

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

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at May 13, 2005 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,160	$30,239
Accounts receivable, net	3,305	4,532
Inventories	2,016	2,111
Prepaid expenses and other	3,745	3,993

Total current assets	34,226	40,875

PROPERTY AND EQUIPMENT, NET	261,255	260,289
OTHER ASSETS, NET	7,873	8,168

Total Assets	$303,354	$309,332

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,110	$4,336
Accrued interest	1,350	5,400
Accrued and other liabilities	8,428	9,041

Total current liabilities	14,888	18,777

LONG-TERM DEBT	159,570	159,554
OTHER LONG-TERM LIABILITIES	3,442	3,213

Total liabilities	177,900	181,544

PARTNERS’ EQUITY	125,454	127,788

Total Liabilities and Partners’ Equity	$303,354	$309,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended March 31,
	2005	2004
OPERATING REVENUES:
Casino	$17,140	$19,896
Rooms	7,676	8,641
Food and beverage	7,815	8,425
Other	1,949	2,090

	34,580	39,052
Less: promotional allowances	(3,100)	(3,449)

Net operating revenues	31,480	35,603

OPERATING EXPENSES:
Casino	9,419	10,076
Rooms	2,788	2,856
Food and beverage	5,738	5,725
Other	1,609	1,591
Selling, general and administrative	7,380	7,234
Depreciation	2,651	2,658
Loss on disposition of assets	—	18

Total operating expenses	29,585	30,158

OPERATING INCOME	1,895	5,445

OTHER (INCOME) EXPENSE:
Interest expense, net	4,195	4,259
Other, net	34	(36)

Total other (income) expense	4,229	4,223

NET INCOME (LOSS)	$(2,334)	$1,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2005	$58,894	$68,894	$127,788
Net loss	(1,167)	(1,167)	(2,334)

BALANCE, March 31, 2005	$57,727	$67,727	$125,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,334)	$1,222

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating operating activities:
Depreciation and amortization	2,831	2,840
Loss on disposition of assets	—	18
Increase in accrued pension cost	230	221
Changes in current assets and current liabilities:
Accounts receivable, net	1,227	192
Inventories	95	(129)
Prepaid expenses and other	248	(213)
Accounts payable	774	(3)
Accrued interest	(4,050)	(4,050)
Accrued and other liabilities	(613)	402

Total adjustments	742	(722)

Net cash provided by (used in) operating activities	(1,592)	500

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in other assets	130	60
Purchase of property and equipment	(3,617)	(1,443)

Net cash used in investing activities	(3,487)	(1,383)

Net decrease in cash and cash equivalents	(5,079)	(883)
Cash and cash equivalents at beginning of period	30,239	19,405

Cash and cash equivalents at end of period	$25,160	$18,522

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,128	$8,128

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

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE (“MGM”) was merged with and into Mandalay Resort Group (“Mandalay”) as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc.

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of March 31, 2005, and the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2004.

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

Note 2. Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which is a larger number of gaming units than Silver Legacy has.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved, including the aforementioned Sacramento-area casino which received approval of amendments to its compact in September 2004 allowing for an increase in the number of slot machines at this property to approximately 2,700.

We believe the continued growth of Native American gaming establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $430 and $446, respectively)	$159,570	$159,554

On March 5, 2002, the Partnership and Capital (the “Issuers”) issued $160,000,000 principal amount of 10 1/8% Mortgage Notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a new senior secured credit facility (the “New Credit Facility”) for $40,000,000. The proceeds from the Notes, together with $26,000,000 in borrowings under the New Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under the prior bank credit facility (the “Bank Credit Facility”) and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets.

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

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership executed an amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) which reduced the revolving facility to $10,000,000, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which the Partnership had exceeded as of September 30, 2003. At March 31, 2005, there was no indebtedness outstanding under the Amended Credit Facility. As of such date, the Partnership was in compliance with all of the covenants in the Amended Credit Facility and had the ability to borrow on a revolving basis all of the $10,000,000 available under the Amended Credit Facility. The entire principal amount then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007 unless the maturity date is extended with the consent of the lenders. As of March 31, 2005, the Partnership also was in compliance with the covenants in the indenture relating to the Notes.

Note 4. Related Parties

An affiliate of each of our Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2005 will be approximately $924,600, of which $230,000 had been accrued as of March 31, 2005.

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

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group (“Mandalay”), formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish the Partnership, for the purpose of constructing, owning and operating Silver Legacy. On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

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

Our operating results are highly dependent on the volume of customers visiting and staying at our resort. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room, or average daily rate (“ADR”), are key indicators for our hotel business.

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which is a larger number of gaming units than Silver Legacy has. During the six months following its opening date in June 2003, we experienced a moderate decrease in our weekend casino volume. As this facility and other northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California and contributed to further declines in our casino revenues during the majority of 2004 and the first quarter of 2005.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved, including the aforementioned Sacramento-area casino which received approval of amendments to its compact in September 2004 allowing for an increase in the number of slot machines at this property to approximately 2,700.

We believe the continued growth of Native American establishments could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. Throughout the first quarter of 2005, our region experienced extremely poor weather, including 100-year record snowfall. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume.

Other Factors Affecting Results of Operations

A public works project is underway in the downtown Reno area which will lower the train tracks that traverse Reno’s downtown district and separate the Silver Legacy and the two adjoining properties from the rest of the downtown gaming facilities. Construction on this project began in 2003 and is expected to be completed in 2006. To date, the impact of this project on our operations has been minimal; however, we cannot determine its impact on our future operations.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended March 31, 2005	Percent Change	Three months ended March 31, 2004
Net revenues	$31,480	(11.6)%	$35,603
Operating expenses	29,585	(1.9)	30,158
Operating income	1,895	(65.2)	5,445
Net income (loss)	(2,334)	(291.0)	1,222

Net Revenues. Net revenues declined mainly due to lower casino revenues, and to a lesser extent, decreases in rooms, food and beverage, and other revenues. We believe the primary contributors to these decreases were the aforementioned increased competition generated by growth in Native American gaming and severe weather conditions throughout the first quarter of 2005 along with rising gasoline prices which also had an impact on drive-in visitors from northern California.

In addition, the absence of a major bowling tournament during the first quarter of 2005 negatively impacted our revenues, specifically in the non-gaming segments. The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2004, the American Bowling Congress Tournament (“ABC Tournament”) brought approximately 80,000 bowlers to the downtown Reno area over the period from mid-February through June.

Operating Income and Net Income. The decreases in operating income and net income resulted from declines in departmental revenues combined with increased expenses, both as a percentage of revenues and absolute dollars, in several areas including utilities, direct mail costs, and advertising expenditures. While payroll and other variable expenses declined in absolute dollars during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, further revenue declines during this traditionally weak season affected our ability to obtain operating margins comparable to the same prior year period. Moreover, depreciation expense was flat with the prior year which also produced a higher percentage decrease in operating income and net income in the first quarter of 2005 compared to the first quarter of 2004.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended March 31, 2005	Percent Change	Three months ended March 31, 2004
Casino	$17,140	(13.9)%	$19,896
Rooms	7,676	(11.2)	8,641
Food and beverage	7,815	(7.2)	8,425
Other	1,949	(6.7)	2,090
Promotional allowances	3,100	(10.1)	3,449

Casino Revenues. Declines in slots and table games volume along with a lower table games hold percentage resulted in decreased casino revenues during the first quarter of 2005 compared to the same prior year period. The aforementioned factors affecting net revenues were the primary contributors to these decreases in casino volume.

Room Revenues. Our ADR and occupancy percentage were $63.13 and 71.0%, respectively, for the three months ended March 31, 2005 compared to $63.29 and 79.2%, respectively, for the three months ended March 31, 2004. While we were able to maintain a consistent ADR, our occupancy percentage was adversely impacted by the lack of a major bowling tournament in the Reno market during the first quarter of 2005. In addition to severe winter weather, our hotel room renovation project removed from service approximately 100 rooms per day throughout the first quarter of 2005, including during holidays and weekends when we generally would have otherwise achieved an occupancy level at or near 100%.

Food and Beverage Revenues. Despite increased beverage cash sales and growth in our restaurant average check, decreased guest counts in our buffet and coffee shop resulted in lower food and beverage revenues during the current quarter. These declines in restaurant guest counts were primarily attributable to the previously discussed factors affecting overall revenues.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment and other miscellaneous items. The decrease in other revenues was mainly due to an absence of revenues generated by convention events and concerts at our City Center Pavilion (“Pavilion”) where a number of events were held during the first quarter of 2004. Due to uncertainty regarding future plans for the Pavilion site, events were not scheduled at that facility during the first quarter of 2004.

The Pavilion is currently operated by us under a three-year use permit which expired in February 2005. A three-year extension has been requested and is awaiting approval. Per the original use permit, we were required to remove the structure by May 5, 2005 if an extension was not granted. While we are still awaiting approval, which we expect to obtain, we have not been requested to remove the structure to date, and have resumed booking events in the Pavilion pending a decision on the extension request.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 9.0% in 2005 from 8.8% in 2004 primarily due to increased complimentary rooms and food offered in association with our enhanced Club Legacy players’ club which was implemented in January 2005. The new club format is more user-friendly and enables casino players in our database to redeem their complimentaries directly at our restaurants, bars and retail outlets and upon hotel check-out.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended March 31, 2005	Percent Change	Three months ended March 31, 2004
Casino	$9,419	(6.5)%	$10,076
Rooms	2,788	(2.4)	2,856
Food and beverage	5,738	0.2	5,725
Other	1,609	1.1	1,591
Selling, general and administrative	7,380	2.0	7,234
Depreciation	2,651	(0.3)	2,658

Casino Expenses. Casino expenses fell in conjunction with the decline in casino revenues. Decreases in departmental payroll, gaming taxes and special events expenditures were partially offset by increases in direct mail costs, slot machine conversion expenses, and an expense recorded for unredeemed complimentaries associated with our new players’ club program put into operation in January 2005.

Room Expenses. The decrease in occupancy during the three months ended March 31, 2005 compared to March 31, 2004 was the primary contributor to the decline in room expenses. However, decreases in hotel departmental payroll, travel agent commissions and several other variable expenses were offset by an increase in laundry and new amenity supplies associated with renovated hotel rooms placed in service during the first quarter of 2005.

Food and Beverage Expenses. Although food and beverage revenues declined during the current quarter, food and beverage expenses rose mainly due to increases in food cost of sales and departmental payroll, as a percentage of food and beverage revenues, combined with an increase in kitchen equipment repairs and maintenance.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses increased primarily due to an increase in retail cost of sales along with an increase in entertainment expenses, principally for professional entertainer fees. During the first quarter of 2005, Silver Legacy, in partnership with three other downtown area casinos, produced several concerts in a newly constructed downtown special events center. This new facility offers a larger seating capacity and the opportunity to produce concerts with headliner acts that command higher professional entertainer fees.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased principally as a result of higher advertising expenditures for television and radio media in an effort to increase awareness in our feeder markets and counteract the escalation of Native American gaming competition. In addition, higher utilities expenses and an increase in professional services and maintenance contracts related to our computer information systems contributed to the rise in expenses.

Depreciation Expense. Depreciation expense during the first quarter of 2005 remained flat with the same prior year period.

Other (Income) Expense

Other (income) expense is comprised of interest expense, net and other (income) expense. Interest expense, net decreased $0.1 million as a result of increased interest income during the first quarter of 2005 which was generated by growth in our invested cash reserves. Other (income) expense in both periods was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the three months ended March 31, 2005, we used cash flows from operating activities of $1.6 million compared to generated cash flows of $0.5 million during the three months ended March 31, 2004. The $2.1 million decrease in cash provided by operations was primarily due to the $3.6 million decrease in net income and various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of March 31, 2005, cash and cash equivalents were $25.2 million, sufficient for normal operating requirements.

Cash used in investing activities for the three months ended March 31, 2005 was $3.5 million compared to $1.4 million for the three months ended March 31, 2004, and related primarily to capital expenditures for various renovation projects and equipment purchases. During the third quarter of 2004, we began a hotel room renovation project. The budget for this project is approximately $7.2 million, of which $1.6 million was incurred in 2004. An additional $1.4 million was spent during the first quarter of 2005, with the remainder to be completed by July 2005. Including $5.6 million for the aforementioned room renovation project, our executive committee has approved $10.0 million in capital expenditures for 2005.

There was no cash used in financing activities during the three months ended March 31, 2005 and 2004.

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

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At March 31, 2005, we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Credit Facility”) that originally included a term facility (which was paid in full in 2003) and a revolving facility. The amendment reduced the revolving facility to $10.0 million, none of which was outstanding at March 31, 2005, and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

At March 31, 2005, there was no indebtedness outstanding under the Credit Facility. As of such date, we were in compliance with all of the covenants in the Credit Facility and we had the ability to borrow all of the $10.0 million available under the Credit Facility. However, due to a budgeted increase in capital expenditures related to our room renovation project combined with a reduction in EBITDA during the first quarter of 2005, we believe we may not be in compliance with all of the covenants under the Credit Facility as of June 30, 2005. In such an event, we intend to seek an amendment to the Credit Facility to revise the covenant ratios discussed in the preceding paragraph that would permit us to remain in compliance with the debt covenants and retain our borrowing capacity. If we are unable to obtain such an amendment, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and would terminate the Credit Facility and seek a new revolving credit facility with another lender. There is no indebtedness currently outstanding under the Credit Facility and we do not anticipate utilizing our borrowing capacity under the Credit Facility during 2005. So long as we do not have any indebtedness outstanding under the Credit Facility our inability to satisfy its covenant ratios would not constitute a default under the indenture relating to the Notes. The entire principal amount then outstanding under the Credit Facility becomes due and payable on March 31, 2007 unless the Credit Facility is terminated earlier or the maturity date is extended with the consent of the lenders.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004. There had been no material changes to these policies as of March 31, 2005.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included under the caption “Factors that May Affect Our Future Results” in Item 1 of our annual report on Form 10-K for the fiscal year ended December 31, 2004. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions. As of March 31, 2005, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 13, 2005	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2005	By:	/s/ Bruce C. Sexton
Bruce C. Sexton Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 13, 2005	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2005	By:	/s/ Bruce C. Sexton
Bruce C. Sexton Treasurer (Principal Financial and Accounting Officer)