Form 10-Q
period 2005-06-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2005-08-12
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005.

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

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at August 12, 2005 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,385	$30,239
Accounts receivable, net	3,909	4,532
Inventories	2,173	2,111
Prepaid expenses and other	3,483	3,993

Total current assets	39,950	40,875
PROPERTY AND EQUIPMENT, NET	261,791	260,289
OTHER ASSETS, NET	7,756	8,168

Total Assets	$309,497	$309,332

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,701	$4,336
Accrued interest	5,400	5,400
Accrued and other liabilities	9,538	9,041

Total current liabilities	19,639	18,777
LONG-TERM DEBT	159,585	159,554
OTHER LONG-TERM LIABILITIES	3,669	3,213

Total liabilities	182,893	181,544
PARTNERS’ EQUITY	126,604	127,788

Total Liabilities and Partners’ Equity	$309,497	$309,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Casino	$20,277	$23,165	$37,417	$43,061
Rooms	9,442	11,011	17,118	19,652
Food and beverage	8,390	9,364	16,205	17,789
Other	2,261	1,942	4,210	4,032

	40,370	45,482	74,950	84,534
Less: promotional allowances	(3,621)	(3,620)	(6,721)	(7,069)

Net operating revenues	36,749	41,862	68,229	77,465

OPERATING EXPENSES:
Casino	10,680	10,669	20,099	20,745
Rooms	2,912	3,199	5,700	6,055
Food and beverage	5,806	6,297	11,544	12,022
Other	1,712	1,546	3,321	3,137
Selling, general and administrative	7,597	7,692	14,977	14,926
Depreciation	2,766	2,652	5,417	5,310
(Gain) loss on disposition of assets	(2)	(4)	(2)	14

Total operating expenses	31,471	32,051	61,056	62,209

OPERATING INCOME	5,278	9,811	7,173	15,256

OTHER (INCOME) EXPENSE:
Interest expense, net	4,162	4,243	8,357	8,502
Other, net	(34)	32	—	(4)

Total other (income) expense	4,128	4,275	8,357	8,498

NET INCOME (LOSS)	$1,150	$5,536	$(1,184)	$6,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2005	$58,894	$68,894	$127,788
Net loss	(592)	(592)	(1,184)

BALANCE, June 30, 2005	$58,302	$68,302	$126,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,184)	$6,758

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,778	5,671
(Gain) loss on disposition of assets	(2)	14
Increase in accrued pension cost	457	438
Changes in current assets and current liabilities:
Accounts receivable, net	622	(262)
Inventories	(62)	(134)
Prepaid expenses and other	501	446
Accounts payable	365	702
Accrued interest	—	13
Accrued and other liabilities	497	1,214

Total adjustments	8,156	8,102

Net cash provided by operating activities	6,972	14,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	16	4
Decrease in other assets	82	95
Purchase of property and equipment	(6,924)	(2,535)

Net cash used in investing activities	(6,826)	(2,436)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	—	(4,318)

Net cash used in financing activities	—	(4,318)

Net increase in cash and cash equivalents	146	8,106
Cash and cash equivalents at beginning of period	30,239	19,405

Cash and cash equivalents at end of period	$30,385	$27,511

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,140	$8,129

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of June 30, 2005, and the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Note 2. Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which exceeds the number of gaming units at Silver Legacy.

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

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $415 and $446, respectively)	$159,585	$159,554

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

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the New Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The New Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The commitment under the term loan facility originally provided for periodic reductions with the then remaining balance due March 31, 2007. The term loan was paid in full as of December 31, 2003 and the revolving credit facility was reduced to $10,000,000 in November 2003.

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the New Credit Facility which reduced the revolving facility to $10,000,000 and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio that the Partnership had exceeded as of September 30, 2003. On June 15, 2005, the parties executed a further amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit is extended under the Amended Credit Facility during a quarter for which the waiver is relied upon. In addition, as a condition precedent to any draw on the Amended Credit Facility subsequent to June 15, 2005, the Partnership must be in compliance with the Amended Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which the Partnership is required to deliver financial statements pursuant to section 6.1 of the Amended Credit Facility. During the quarter ended June 30, 2005, there was no indebtedness outstanding under the Amended Credit Facility. As of June 30, 2005, the Partnership exceeded the financial covenants in the Amended Credit Facility and, consequently, is precluded from utilizing the Amended Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants. The entire principal amount, if any, then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007, unless the maturity date is extended with the consent of the lenders. As of June 30, 2005, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2005 will be approximately $924,600, of which $457,000 had been accrued as of June 30, 2005.

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

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group (“Mandalay”), formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish the Partnership for the purpose of constructing, owning and operating Silver Legacy. On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc. Capital, a wholly owned subsidiary of the Partnership, which was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8 % mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

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

Significant Factors Affecting Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. In particular, a significant new Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this new casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which exceeds the number of gaming units at Silver Legacy. As this facility and other northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California and contributed to declines in our casino revenues during the first half of 2005.

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

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. From January through April of 2005, our region experienced extremely poor weather, including 100-year record snowfall. As a result, there was a significant adverse affect on our hotel occupancy and slots, table games, and restaurant volume during these months.

Absence of a Major Bowling Tournament in the Reno Market

The absence of a major bowling tournament during the first half of 2005 negatively impacted our non-gaming revenues, and to a lesser extent our casino revenues. The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited the downtown area. In 2004, the American Bowling Congress Tournament brought approximately 80,000 bowlers to the downtown Reno area over the period from mid-February through June.

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

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended June 30, 2005	Three months ended June 30, 2004	Percent Change	Six months ended June 30, 2005	Six months ended June 30, 2004	Percent Change
Net revenues	$36,749	$41,862	(12.2)%	$68,229	$77,465	(11.9)%
Operating expenses	31,471	32,051	(1.8)	61,056	62,209	(1.9)
Operating income	5,278	9,811	(46.2)	7,173	15,256	(53.0)
Net income (loss)	1,150	5,536	(79.2)	(1,184)	6,758	(118.0)

Net Revenues. Net revenues declined during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 primarily due to decreases in casino, room, and food and beverage revenues. We believe the primary contributors to these decreases were the aforementioned increased competition generated by growth in Native American gaming, severe weather conditions, and the lack of a major bowling tournament along with rising gasoline prices which also had an impact on drive-in visitors from northern California. In addition, lower hold percentages in both table games and slots contributed to the declines in net revenues.

Operating Income and Net Income (Loss). During the three and six months ended June 30, 2005 compared to the same prior year periods, operating income and net income declined as a result of lower departmental revenues combined with increased selling, general and administrative expenditures, as a percentage of net revenues. Moreover, depreciation expense increased over the prior year periods which also produced a higher percentage decrease in operating income and net income during the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended June 30, 2005	Three months ended June 30, 2004	Percent Change	Six months ended June 30, 2005	Six months ended June 30, 2004	Percent Change
Casino	$20,277	$23,165	(12.5)%	$37,417	$43,061	(13.1)%
Rooms	9,442	11,011	(14.2)	17,118	19,652	(12.9)
Food and beverage	8,390	9,364	(10.4)	16,205	17,789	(8.9)
Other	2,261	1,942	16.4	4,210	4,032	4.4
Promotional allowances	3,621	3,620	0.0	6,721	7,069	(4.9)

Casino Revenues. During the three and six months ended June 30, 2005 compared to the same prior year periods, casino revenues fell due to lower hold percentages in both the table games and slots departments. In addition, table games drop and slot handle declined 6.2% and 2.8%, respectively, during the three months ended June 30, 2005 and 8.3% and 8.2%, respectively, during the six months ended June 30, 2005 compared to the same prior year periods. The aforementioned factors affecting net revenues were the primary contributors to the decreases in casino volume with the majority of the impact occurring in January through April 2005.

Room Revenues. During the three and six months ended June 30, 2005 compared to the same prior year periods, our room revenues decreased as a result of lower ADR and occupancy percentages in the 2005 periods. Our ADR and occupancy were $68.33 and 80.9%, respectively, for the three months ended June 30, 2005 compared to $70.97 and 91.9%, respectively, for the three months ended June 30, 2004. Our ADR and occupancy percentages were $65.91 and 76.0%, respectively, for the six months ended June 30, 2005 compared to $67.41 and 85.6%, respectively, for the six months ended June 30, 2004. The primary contributors to these declines in ADR and occupancy were decreases in our convention and wholesale segments which were adversely impacted by the lack of a major bowling tournament in the Reno market during the first half of 2005. In addition to severe winter weather during January through April of 2005, our hotel room renovation project removed from service approximately 100 rooms per day throughout the first half of 2005, including holidays and weekends when we generally would have otherwise achieved an occupancy level at or near 100%.

Food and Beverage Revenues. During the three and six months ended June 30, 2005 compared to the same prior year periods, food and beverage revenues decreased as a result of reduced guest counts attributable to the previously discussed factors affecting overall revenues.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment, events pavilion, and other miscellaneous items. The increases in other revenues during the three and six months ended

June 30, 2005 compared to the same prior year periods were mainly due to increased entertainment and retail revenues. During 2005, Silver Legacy, in partnership with three other downtown area casinos, produced several concerts in a newly constructed downtown special events center. This new facility offers a larger seating capacity and the opportunity to produce concerts with headliner acts that command higher professional entertainer fees. As a result, we were able to generate increased entertainment revenues through higher occupancy and additional concert dates. Retail revenues increased primarily due to growth in complimentary retail revenues associated with our new Club Legacy players’ club program.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 9.0% for the three months ended June 30, 2005 compared to 8.0% for the three months ended June 30, 2004, and increased to 9.0% for the six months ended June 30, 2005 compared to 8.4% for the six months ended June 30, 2004. These increases were primarily due to increased complimentary rooms and food offered in association with our enhanced Club Legacy players’ club which was implemented in January 2005. The new club format is more user-friendly and enables casino players in our database to redeem their complimentaries directly at our restaurants, bars and retail outlets and upon hotel check-out.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended June 30, 2005	Three months ended June 30, 2004	Percent Change	Six months ended June 30, 2005	Six months ended June 30, 2004	Percent Change
Casino	$10,680	$10,669	0.0%	$20,099	$20,745	(3.1)%
Rooms	2,912	3,199	(9.0)	5,700	6,055	(5.9)
Food and beverage	5,806	6,297	(7.8)	11,544	12,022	(4.0)
Other	1,712	1,546	10.7	3,321	3,137	5.9
Selling, general and administrative	7,597	7,692	(1.2)	14,977	14,926	0.3
Depreciation	2,766	2,652	4.3	5,417	5,310	2.0

Casino Expenses. Casino expenses remained flat during the three months ended June 30, 2005 compared to the same prior year period. Decreases in departmental payroll, gaming taxes and bad debt expense were offset by increases in direct mail costs, promotional expenses and an expense recorded for unredeemed complimentaries associated with our new players’ club program put into operation in January 2005.

The same declining expenses affecting the current quarter also decreased during the six months ended June 30, 2005 compared to the same prior year period and, with promotional expenses remaining consistent during both periods we experienced an overall decrease in casino expenses.

Room Expenses. During the three and six months ended June 30, 2005, room expenses decreased compared to the same prior year periods due to declines in the number of occupied rooms. Additional costs, including housekeeping labor, amenity supplies and laundry, were incurred with each newly renovated hotel room placed in service during the first half of 2005, which adversely affected departmental profit in the 2005 periods.

Food and Beverage Expenses. During the three and six months ended June 30, 2005 compared to the same prior year periods, food and beverage expenses decreased as a result of decreased food and beverage revenues. Increases in food cost of sales and labor, as a percentage of revenues, resulted in lower departmental profit margins during both periods.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses increased during the three and six months ended June 30, 2005 compared to the same prior year periods primarily due to increased entertainment expenses, principally for professional entertainer fees associated with concerts at the newly constructed downtown special events center.

Selling, General and Administrative Expenses. During the three months ended June 30, 2005 compared to the three months ended June 30, 2004, selling, general and administrative expenses declined primarily due to decreases in building repairs and maintenance, utilities costs, real property taxes and property insurance premiums. These savings were partially offset by increases in advertising media expenditures, professional services and human resources employee programs.

The expenses which increased in the second quarter of 2005 also produced growth in selling, general and administrative expenses during the six months ended June 30, 2005 compared to the same prior year period, with the primary contributor being advertising media expenditures in an effort to increase awareness in our feeder markets and counteract the escalation of Native American gaming competition.

Depreciation Expense. Depreciation expense increased during the three and six months ended June 30, 2005 compared to the same prior year periods primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, net and other, net. During the three and six months ended June 30, 2005 compared to the same prior year periods, interest expense, net decreased as a result of increased interest income during 2005 which was generated by growth in our invested cash reserves. Other, net in both periods was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the six months ended June 30, 2005, we generated cash flows from operating activities of $7.0 million compared to $14.9 million during the six months ended June 30, 2004. The $7.9 million decrease in cash provided by operations was primarily due to the $7.9 million decrease in net income. As of June 30, 2005, cash and cash equivalents were $30.4 million, sufficient for normal operating requirements.

Cash used in investing activities for the six months ended June 30, 2005 was $6.8 million compared to $2.4 million for the six months ended June 30, 2004, and related primarily to capital expenditures for various renovation projects and equipment purchases. During the third quarter of 2004, we began a hotel room renovation project. The budget for this project is approximately $7.2 million, of which $1.6 million was incurred in 2004. An additional $3.9 million was spent during the six months ended June 30, 2005, with the remainder to be completed by the end of 2005. Including $5.6 million for the aforementioned room renovation project, our executive committee has approved $10.0 million in capital expenditures for 2005.

There was no cash used in financing activities during the six months ended June 30, 2005. Cash used in financing activities during the six months ended June 30, 2004 was $4.3 million representing tax distributions to our partners for 2004 in addition to taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits.

In July 2005, we renewed our general and liability insurance policies. Under these policies, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $320 million and combined flood coverage of $245 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $320 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $266 million of the coverage amount (based on our percentage of the earthquake coverage) and up to the portion of the other $54 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $245 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $231.5 million of the coverage amount (based on our percentage of the flood coverage) and up to the portion of the other $13.5 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC.

Our insurance policy also includes combined terrorism coverage up to $425 million for a certified act of terrorism and up to $250 million for a non-certified act of terrorism. In the event that a certified, or a non-certified, act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $425 million, or $250 million, respectively, in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $235 million for a certified act, or up to $138 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $190 million, or $112 million, respectively, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC. This new policy also covers an additional property located in Shreveport, LA which was recently acquired by Eldorado Resorts LLC. In the event that a certified, or a non-certified, act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $195.5 million for a certified act, or up to $115 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $229.5 million, or $135 million, respectively, if any remaining after satisfaction of a claim of the other two properties.

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

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and borrowings available under our amended senior secured credit facility. For information concerning limitations on our ability to utilize our credit facility, see “Senior Secured Credit Facility” below.

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10  1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At June 30, 2005, we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

On November 4, 2003, we executed an amendment to our credit facility (as amended, the “Credit Facility”) that originally included a term facility (which was paid in full in 2003) and a revolving facility. The amendment reduced the revolving facility to $10.0 million and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio which we had exceeded as of September 30, 2003. Under the Credit Facility, we must maintain a maximum ratio of total debt to EBITDA of 5.00 to 1.00 for the quarters ending September 30, 2003 through March 31, 2006 and 4.75 to 1.00 for the quarter ending June 30, 2006 and thereafter. Under the Credit Facility, we are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.20 to 1.00 at all times. The Credit Facility is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

On June 15, 2005, we executed a further amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, we must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which the we are required to deliver financial statements pursuant to the Credit Facility. During the quarter ended June 30, 2005, there was no indebtedness outstanding under the Credit Facility. As of June 30, 2005, we exceeded the financial covenants in the Credit Facility and, consequently, we are precluded from utilizing the Credit Facility until we have completed a fiscal quarter as to which we are in compliance with the facility’s covenants. We currently do not anticipate utilizing our borrowing capacity under the Credit Facility during the remainder of 2005. The entire principal amount, if any, then outstanding under the Credit Facility becomes due and payable on March 31, 2007, unless the maturity date is extended with the consent of the lenders.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies during the six months ended June 30, 2005.

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

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions. As of June 30, 2005, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt. For information concerning limitations on our ability to utilize our credit facility, see “Item 2” above.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date:	August 12, 2005	By:	/s/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2005	By:	/s/ BRUCE C. SEXTON
Bruce C. Sexton
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date:	August 12, 2005	By:	/s/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2005	By:	/s/ BRUCE C. SEXTON
Bruce C. Sexton
Treasurer (Principal Financial and Accounting Officer)