Form 10-Q
period 2005-09-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2005-11-14
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

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

Indicate by check mark whether either of the registrants is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Circus and Eldorado Joint Venture	Yes ☐ No ☒
Silver Legacy Capital Corp.	Yes ☒ No ☐

The number of shares of Silver Legacy Capital Corp.’s Common Stock outstanding at November 14, 2005 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,527	$30,239
Accounts receivable, net	4,923	4,532
Inventories	1,994	2,111
Prepaid expenses and other	5,415	3,993

Total current assets	40,859	40,875
PROPERTY AND EQUIPMENT, NET	259,601	260,289
OTHER ASSETS, NET	8,403	8,168

Total Assets	$308,863	$309,332

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,461	$4,336
Accrued interest	1,350	5,400
Accrued and other liabilities	8,818	9,041

Total current liabilities	14,629	18,777
LONG-TERM DEBT	159,601	159,554
OTHER LONG-TERM LIABILITIES	3,897	3,213

Total liabilities	178,127	181,544
PARTNERS’ EQUITY	130,736	127,788

Total Liabilities and Partners’ Equity	$308,863	$309,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
OPERATING REVENUES:
Casino	$24,295	$22,749	$61,712	$65,810
Rooms	11,852	11,138	28,970	30,790
Food and beverage	10,138	9,777	26,343	27,566
Other	2,303	2,719	6,513	6,751

	48,588	46,383	123,538	130,917
Less: promotional allowances	(4,327)	(4,025)	(11,048)	(11,094)

Net operating revenues	44,261	42,358	112,490	119,823

OPERATING EXPENSES:
Casino	11,942	11,417	32,041	32,162
Rooms	3,312	3,093	9,012	9,148
Food and beverage	6,559	6,601	18,103	18,623
Other	1,685	2,076	5,006	5,213
Selling, general and administrative	8,183	8,076	23,160	23,002
Depreciation	2,798	2,664	8,215	7,974
(Gain) loss on disposition of assets	(22)	—	(24)	14

Total operating expenses	34,457	33,927	95,513	96,136

OPERATING INCOME	9,804	8,431	16,977	23,687

OTHER (INCOME) EXPENSE:
Interest expense, net	4,153	4,243	12,510	12,745
Other, net	(21)	78	(21)	74

Total other (income) expense	4,132	4,321	12,489	12,819

NET INCOME	$5,672	$4,110	$4,488	$10,868

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2005	$58,894	$68,894	$127,788
Net Income	2,244	2,244	4,488
Partners’ Distributions	(770)	(770)	(1,540)

BALANCE, September 30, 2005	$60,368	$70,368	$130,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,488	$10,868

Adjustments to reconcile net income to net cash provided by operating operating activities: activities:
Depreciation and amortization	8,756	8,516
(Gain) loss on disposition of assets	(24)	14
Increase in accrued pension cost	684	655
Changes in current assets and current liabilities:
Accounts receivable, net	(391)	(296)
Inventories	117	(163)
Prepaid expenses and other	(1,430)	(520)
Accounts payable	125	852
Accrued interest	(4,050)	(4,050)
Accrued and other liabilities	(223)	380

Total adjustments	3,564	5,388

Net cash provided by operating activities	8,052	16,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	38	4
Increase in other assets	(731)	(617)
Purchase of property and equipment	(7,531)	(3,508)

Net cash used in investing activities	(8,224)	(4,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(1,540)	(5,434)

Net cash used in financing activities	(1,540)	(5,434)

Net (decrease) increase in cash and cash equivalents	(1,712)	6,701
Cash and cash equivalents at beginning of period	30,239	19,405

Cash and cash equivalents at end of period	$28,527	$26,106

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,253	$16,255

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

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of September 30, 2005, and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Note 2. Certain Risks and Uncertainties

A significant portion of the Partnership’s revenues and operating income are generated from patrons who are residents of northern California. A change in general economic conditions or the extent and nature of casino gaming in California, Washington or Oregon could adversely affect the Partnership’s operating results. In March 2000, California voters approved the constitutional amendment which legalized “Nevada-style” gaming on Native American reservations. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing large-scale hotel and gaming facilities in northern California. In particular, a significant Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which exceeds the number of gaming units at Silver Legacy.

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

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $399 and $446, respectively)	$159,601	$159,554

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

The Notes and New Credit Facility contain various restrictive covenants including the maintenance of certain financial ratios and limitations on additional debt, disposition of property, mergers and similar transactions. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the New Credit Facility which reduced the revolving facility to $10,000,000 and revised certain covenant ratios with retroactive effect to September 30, 2003, including the maximum total debt to EBITDA ratio that the Partnership had exceeded as of September 30, 2003. On June 15, 2005, the parties executed a further amendment to the New Credit Facility (as amended, the “Amended Credit Facility”) to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit is extended under the Amended Credit Facility during a quarter for which the waiver is relied upon. In addition, as a condition precedent to any draw on the Amended Credit Facility subsequent to June 15, 2005, the Partnership must be in compliance with the Amended Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which the Partnership is required to deliver financial statements pursuant to section 6.1 of the Amended Credit Facility. For further information regarding our financial covenants, see “Senior Secured Credit Facility” in Item 2. During the quarter ended September 30, 2005, there was no indebtedness outstanding under the Amended Credit Facility. As of September 30, 2005, the Partnership did not meet the financial covenants in the Amended Credit Facility and, consequently, is precluded from utilizing the Amended Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants. The entire principal amount, if any, then outstanding under the Amended Credit Facility becomes due and payable on March 31, 2007, unless the maturity date is extended with the consent of the lenders. As of September 30, 2005, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2005 will be approximately $924,600, of which $684,000 had been accrued as of September 30, 2005.

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

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation owned and controlled by Mandalay Resort Group (“Mandalay”), formerly known as Circus Circus Enterprises, Inc., entered into a joint venture agreement to establish the Partnership for the purpose of constructing, owning and operating Silver Legacy. On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc. Silver Legacy Capital Corp. (“Capital”), a wholly owned subsidiary of the Partnership, which was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

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

Significant Factors Affecting Year to Date Results of Operations

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, some Native American tribes have established large-scale gaming facilities in California and numerous Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. In particular, a significant Native American casino located approximately 21 miles northeast of Sacramento opened in June 2003. While this casino does not currently have hotel rooms, it presently has approximately 2,700 slot machines and 100 table games which exceeds the number of gaming units at Silver Legacy. As this facility and other northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted drive-in, day-trip visitor traffic from our main feeder markets in northern California.

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

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended September 30, 2005	Three months ended September 30, 2004	Percent Change	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Percent Change
Net revenues	$44,261	$42,358	4.5%	$112,490	$119,823	(6.1)%
Operating expenses	34,457	33,927	1.6	95,513	96,136	(0.6)
Operating income	9,804	8,431	16.3	16,977	23,687	(28.3)
Net income	5,672	4,110	38.0	4,488	10,868	(58.7)

Net Revenues. During the three months ended September 30, 2005, we experienced growth in net revenues compared with the same prior year period as a result of higher casino, rooms, and to a lesser extent, food and beverage revenues. These increases were primarily driven by growth in the number of visitors to the Reno market during the current period combined with successful efforts to drive visitation to Silver Legacy via direct mail promotional offers, our improved players’ club program, and increased advertising. Moreover, an enhanced concert and special events schedule, both on property and within the downtown Reno area, generated traffic and provided the opportunity to capture additional volume.

Net revenues declined during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily due to decreases in casino, rooms, and food and beverage revenues. We believe the main contributors to these decreases were the previously discussed factors impacting the first six months of 2005 which included increased competition generated by growth in Native American gaming, severe weather conditions, and the lack of a major bowling tournament in 2005. In addition, lower hold percentages in both table games and slots contributed to the declines in net revenues during the nine months ended September 30, 2005.

Operating Income and Net Income. Operating income and net income both increased during the three months ended September 30, 2005 compared to the same prior year periods due to increased revenues combined with efforts to control costs which resulted in improved departmental profit margins.

During the nine months ended September 30, 2005 compared to the same prior year period, operating income and net income declined as a result of lower departmental revenues along with increased selling, general and administrative expenditures. Depreciation expense increased over the prior year period which also contributed to the percentage decrease in operating income and net income.

Revenues

The following table highlights our sources of net operating revenues (dollars in thousands):

	Three months ended September 30, 2005	Three months ended September 30, 2004	Percent Change	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Percent Change
Casino	$24,295	$22,749	6.8%	$61,712	$65,810	(6.2)%
Rooms	11,852	11,138	6.4	28,970	30,790	(5.9)
Food and beverage	10,138	9,777	3.7	26,343	27,566	(4.4)
Other	2,303	2,719	(15.3)	6,513	6,751	(3.5)
Promotional allowances	4,327	4,025	7.5	11,048	11,094	(0.4)

Casino Revenues. We experienced growth in our gaming revenues during the current quarter compared to the same prior year period primarily due to increased volume in both the table games and slots departments. The main contributors to these increases were various direct mail promotional offers and our improved players’ club program along with the aforementioned strong special events and concert schedule during the current period.

During the nine months ended September 30, 2005 compared to the same prior year period, casino revenues fell due to lower hold percentages in both the table games and slots departments combined with declines in both table games drop and slot handle. The factors affecting net revenues during the first half of 2005 were the primary contributors to the decreases in casino volume with the majority of the impact occurring during the period from January through April 2005.

Room Revenues. An increase in our occupancy percentage resulted in higher room revenues during the current quarter compared to the same prior year period. Our ADR and occupancy were $74.72 and 92.6%, respectively, for the three months ended September 30, 2005 compared to $74.47 and 87.5%, respectively during the three months ended September 30, 2004. While our ADR remained flat, we were able to achieve higher occupancy levels in the current quarter due to an increase in the number of casino, leisure and wholesale room nights resulting from increased demand within the Reno market. In addition, our casino and leisure segments benefited from various direct mail offers and a high-quality concert and special events schedule during the current quarter.

During the nine months ended September 30, 2005 compared to the same prior year period, our room revenues decreased as a result of lower ADR and occupancy percentages in the 2005 period. Our ADR and occupancy were $69.28 and 81.6%, respectively, for the nine months ended September 30, 2005 compared to $69.82 and 86.2%, respectively, for the nine months ended September 30, 2004. The primary contributors to these declines in ADR and occupancy were decreases in our convention and wholesale segments which were adversely impacted by the lack of a major bowling tournament in the Reno market during the first half of 2005. Additional factors included severe winter weather during January through April of 2005 and our hotel room renovation project which removed from service approximately 100 rooms per day throughout the first half of 2005, including holidays and weekends when we generally would have otherwise achieved an occupancy level at or near 100%.

Food and Beverage Revenues. Despite a decline in banquet revenues associated with several large convention groups which were hosted during the three months ended September 30, 2004, food and beverage revenues increased during the current quarter compared to the same prior year period. This increase was driven by growth in the average check in our food outlets, increased cash beverage sales in our beverage outlets, and additional traffic generated by the increase in hotel guests during the current quarter.

During the nine months ended September 30, 2005 compared to the same prior year period, food and beverage revenues decreased as a result of reduced guest counts attributable to the previously discussed factors affecting overall revenues.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, arcade, entertainment, events pavilion, and other miscellaneous items. The decreases in other revenues during the three and nine months ended September 30, 2005 compared to the same prior year periods were mainly due to declines in entertainment and events pavilion revenues which were partially offset by increased retail revenues. During 2005, Silver Legacy, in partnership with three other downtown area casinos, produced or promoted several concerts in a newly constructed downtown special events center. This new facility offers a larger seating capacity and the opportunity to produce concerts with headliner acts that command higher professional entertainer fees. While these concerts were successful in bringing visitors to the downtown area, our entertainment revenues were impacted as we reduced the number of concerts produced solely by Silver Legacy in an effort to take advantage of the new facility. Events pavilion revenues declined during the three and nine months ended September 30, 2005 compared to the same prior year periods due to the absence of several large convention banquets held in our events pavilion during the prior year. The increases in retail revenues in both periods were primarily due to growth in complimentary retail revenues associated with our new Club Legacy players’ club program.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 8.9% for the three and nine months ended September 30, 2005 compared to 8.7% and 8.5% for the three and nine months ended September 30, 2004, respectively. These increases were primarily due to increased complimentary rooms and food offered in association with our enhanced Club Legacy players’ club which was implemented in January 2005. The new club format is more user-friendly and enables casino players in our database to redeem their complimentaries directly at our restaurants, bars and retail outlets and upon hotel check-out.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended September 30, 2005	Three months ended September 30, 2004	Percent Change	Nine months ended September 30, 2005	Nine months ended September 30, 2004	Percent Change
Casino	$11,942	$11,417	4.6%	$32,041	$32,162	(0.4)%
Rooms	3,312	3,093	7.1	9,012	9,148	(1.5)
Food and beverage	6,559	6,601	(0.6)	18,103	18,623	(2.8)
Other	1,685	2,076	(18.8)	5,006	5,213	(4.0)
Selling, general and administrative	8,183	8,076	1.3	23,160	23,002	0.7
Depreciation	2,798	2,664	5.0	8,215	7,974	3.0

Casino Expenses. For the three months ended September 30, 2005 compared to the same prior year period, casino expenses rose as a result of increased volume within the casino departments combined with higher promotional and direct mail expenditures.

Casino expenses remained flat during the nine months ended September 30, 2005 compared to the same prior year period. Decreases in departmental payroll, gaming taxes and gaming supplies were offset by the previously discussed increases in direct mail and promotional costs and an expense recorded for unredeemed complimentaries associated with our new players’ club program put into operation in January 2005.

Room Expenses. Room expenses for the three months ended September 30, 2005 increased compared to the same prior year period as a result of increased occupied room nights.

During the nine months ended September 30, 2005, room expenses decreased compared to the same prior year periods primarily due to lower occupancy levels in the current period. Additional costs, including housekeeping labor, amenity supplies and laundry, were incurred with each newly renovated hotel room placed in service during the first half of 2005, which adversely affected departmental profit in the 2005 periods.

Food and Beverage Expenses. Despite an increase in food and beverage revenues, food and beverage expenses decreased during the current quarter due to declines in food cost of sales and food labor, both in absolute dollars and as a percentage of revenues.

During the nine months ended September 30, 2005 compared to the same prior year period, food and beverage expenses decreased as a result of decreased food and beverage revenues. Increases in food cost of sales and labor, as a percentage of revenues, resulted in lower departmental profit margins during the current period.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets, arcade and events pavilion along with the entertainment department’s production costs and professional fees. Other expenses decreased during the three and nine months ended September 30, 2005 compared to the same prior year periods primarily due to declines in expenses related to the events pavilion in conjunction with the previously discussed decreases in events pavilion revenues. Lower entertainment expenses during the three months ended September 30, 2005 also contributed to the overall decrease in other operating expenses during the current quarter. However, the decrease during the nine months ended September 30, 2005 compared to the same prior year period was partially offset by an increase in entertainment expenses, principally for professional entertainer fees and incentive costs associated with concerts at the newly constructed downtown special events center.

Selling, General and Administrative Expenses. During the three and nine months ended September 30, 2005, selling, general and administrative expenses increased over the same prior year periods. The primary contributor to these increases was increased advertising media expenditures, which were increased in an effort to increase awareness in our feeder markets and counteract the escalation of Native American gaming competition. In addition, administrative costs grew during both periods in 2005 due to increases in professional services, human resources employee programs, and equipment rental associated with a new AS400 computer lease. These increases were partially offset by declines in building repairs and maintenance, utilities costs, and property insurance premiums.

Depreciation Expense. Depreciation expense increased during the three and nine months ended September 30, 2005 compared to the same prior year periods primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, net and other, net. During the three and nine months ended September 30, 2005 compared to the same prior year periods, interest expense, net decreased as a result of increased interest income during 2005 which was generated by growth in our invested cash reserves. Other, net in both periods was related to the change in market value of the funded portion of our supplemental executive retirement plan.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, we generated cash flows from operating activities of $8.1 million compared to $16.3 million during the nine months ended September 30, 2004. The $8.2 million decrease in cash provided by operations was primarily due to the $6.4 million decrease in net income and various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of September 30, 2005, cash and cash equivalents were $28.5 million, sufficient for normal operating requirements.

Cash used in investing activities for the nine months ended September 30, 2005 was $8.2 million compared to $4.1 million for the nine months ended September 30, 2004, and related primarily to capital expenditures for various renovation projects and equipment purchases. During the third quarter of 2004, we began a hotel room renovation project. The budget for this project is approximately $7.2 million, of which $1.6 million was incurred in 2004. An additional $4.4 million was spent during the nine months ended September 30, 2005, with the remainder to be completed by the end of 2005. Including $5.6 million for the aforementioned room renovation project, our executive committee has approved approximately $10.0 million in capital expenditures for 2005.

Cash used in financing activities during the nine months ended September 30, 2005 was $1.5 million representing tax distributions to our partners. Cash used in financing activities during the nine months ended September 30, 2004 was $5.4 million representing tax distributions to our partners for 2004 in addition to taxes owed related to our fiscal 1995 and 1996 Internal Revenue Service audits.

In July 2005, we renewed our general and liability insurance policies. Under these policies, the Partnership and the owner of the adjacent property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $320 million and combined flood coverage of $245 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $320 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $266 million of the coverage amount (based on our percentage of the earthquake coverage) and up to the portion of the other $54 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $245 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $231.5 million of the coverage amount (based on our percentage of the flood coverage) and up to the portion of the other $13.5 million, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property.

Our insurance policy also includes combined terrorism coverage up to $425 million for a certified act of terrorism and up to $250 million for a non-certified act of terrorism. In the event that a certified, or a non-certified, act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $425 million, or $250 million, respectively, in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $235 million for a certified act, or up to $138 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $190 million, or $112 million, respectively, if any, remaining after satisfaction of a claim of Eldorado Resorts LLC with respect to its adjoining property. This new policy also covers an additional property located in Shreveport, LA which was recently acquired by Eldorado Resorts LLC. In the event that a certified, or a non-certified, act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $195.5 million for a certified act, or up to $115 million for a non-certified act, of the coverage amount (based on our percentage of the total property value) and up to the portion of the other $229.5 million, or $135 million, respectively, if any, remaining after satisfaction of a claim of the other two properties.

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

The Notes

On March 5, 2002, the Partnership and Capital issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At September 30, 2005, we were in compliance with all of the covenants in the indenture related to the Notes.

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

On June 15, 2005, we executed a further amendment to the Credit Facility to provide a conditional waiver of the facility’s financial covenants in respect of the quarter ended June 30, 2005, and each subsequent quarter through and including December 31, 2005, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon. In addition, as a condition precedent to any draw on the Credit Facility subsequent to June 15, 2005, we must be in compliance with the Credit Facility’s financial covenants as to the then most recent fiscal quarter in respect of which we are required to deliver financial statements pursuant to the Credit Facility. During the quarter ended September 30, 2005, there was no indebtedness outstanding under the Credit Facility. As of September 30, 2005, we did not meet the financial covenants in the Credit Facility and, consequently, we are precluded from utilizing the Credit Facility during the remainder of 2005. The entire principal amount, if any, then outstanding under the Credit Facility becomes due and payable on March 31, 2007, unless the maturity date is extended with the consent of the lenders.

We believe we may not be in compliance with all of the financial covenants under the Credit Facility as of March 31, 2006. In such an event, we intend to seek to continue the waiver discussed in the preceding paragraph that would permit us to remain in compliance with the debt covenants and retain our borrowing capacity. If we are unable to continue the waiver, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and would terminate the Credit Facility and seek a new revolving credit facility with another lender. So long as we do not have any indebtedness outstanding under the Credit Facility our inability to satisfy its covenant ratios would not constitute a default under the indenture relating to the Notes.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to these policies during the nine months ended September 30, 2005.

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

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding, if any. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk. To manage our exposure to counterparty credit risk in interest rate swaps, we enter into agreements with highly rated institutions. As of September 30, 2005, we had no variable rate debt outstanding. However, under our $10.0 million revolving credit facility, we may have outstanding from time to time up to $10.0 million of variable rate debt. For information concerning limitations on our ability to utilize our credit facility, see “Item 2” above.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures (as defined in Rule15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 14, 2005	By:	/S/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	/S/ BRUCE C. SEXTON
Bruce C. Sexton
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 14, 2005	By:	/S/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	/S/ BRUCE C. SEXTON
Bruce C. Sexton
Treasurer (Principal Financial and Accounting Officer)