Form 10-Q
period 2008-09-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2008-11-14
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 333-87202

CIRCUS AND ELDORADO JOINT VENTURE SILVER LEGACY CAPITAL CORP.

(Exact names of registrants as specified in their charters)

Nevada Nevada	88-0310787 71-0868362
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

407 North Virginia Street, Reno, Nevada 89501

(Address of principal executive offices, including zip code)

(800) 687-7733

(Registrants’ telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Circus and Eldorado Joint Venture    Yes  ☐    No  ☒

Silver Legacy Capital Corp.    Yes  ☒    No  ☐

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at November 14, 2008 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2008	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,560	$52,501
Accounts receivable, net	3,835	5,267
Inventories	2,124	2,220
Prepaid expenses and other	3,566	3,092

Total current assets	49,085	63,080
PROPERTY AND EQUIPMENT, NET	250,181	256,212
OTHER ASSETS, NET	7,979	8,524

Total Assets	$307,245	$327,816

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,200	$7,745
Accrued interest	1,351	5,413
Accrued and other liabilities	10,452	10,033

Total current liabilities	16,003	23,191
LONG-TERM DEBT	159,787	159,741
OTHER LONG-TERM LIABILITIES	6,877	6,134

Total liabilities	182,667	189,066
COMMITMENTS AND CONTINGENCIES (Note 6)
PARTNERS’ EQUITY	124,578	138,750

Total Liabilities and Partners’ Equity	$307,245	$327,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
OPERATING REVENUES:
Casino	$21,129	$23,455	$57,844	$66,864
Rooms	10,158	13,098	29,043	35,608
Food and beverage	9,098	9,536	26,668	28,952
Other	2,726	2,136	7,928	6,702

	43,111	48,225	121,483	138,126
Less: promotional allowances	(4,384)	(4,164)	(12,844)	(11,765)

Net operating revenues	38,727	44,061	108,639	126,361

OPERATING EXPENSES:
Casino	10,346	11,590	30,314	32,778
Rooms	2,802	3,412	8,390	10,016
Food and beverage	6,339	6,782	18,759	20,482
Other	2,003	1,386	5,886	4,880
Selling, general and administrative	8,034	8,843	24,760	25,744
Depreciation	3,957	3,479	11,657	10,245
(Gain) Loss on disposition of assets	(7)	(20)	78	105

Total operating expenses	33,474	35,472	99,844	104,250

OPERATING INCOME	5,253	8,589	8,795	22,111

OTHER (INCOME) EXPENSE:
Interest expense	4,209	4,232	12,674	12,719
Interest income	(148)	(528)	(648)	(1,230)
Other	550	(131)	941	(424)

Total other expense	4,611	3,573	12,967	11,065

NET INCOME (LOSS)	$642	$5,016	$(4,172)	$11,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2008 (1)	$64,375	$74,375	$138,750
Net loss	(2,086)	(2,086)	(4,172)
Partners’ distributions	(5,000)	(5,000)	(10,000)

BALANCE, September 30, 2008 (1)	$57,289	$67,289	$124,578

(1)	Balances include Accumulated Other Comprehensive Income totaling ($938,000) comprised of ($469,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,172)	$11,046
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,166	10,761
Loss on disposition of assets	78	105
Increase in accrued pension cost	743	770
Provision for doubtful accounts	502	401
Decrease in cash value of insurance policies in excess of premiums paid	943	424
Changes in current assets and current liabilities:
Accounts receivable	930	207
Inventories	96	3
Prepaid expenses and other	(478)	(1,236)
Accounts payable	(301)	(602)
Accrued interest	(4,062)	(4,050)
Accrued and other liabilities	419	4

Net cash provided by operating activities	6,864	17,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	147	112
Increase in other assets	(844)	(1,672)
Purchase of property and equipment	(9,094)	(8,449)

Net cash used in investing activities	(9,791)	(10,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(14)	(13)
Distributions to partners	(10,000)	(4,526)

Net cash used in financing activities	(10,014)	(4,539)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase for the period	(12,941)	3,285
Balance, beginning of period	52,501	47,179

Balance, end of period	$39,560	$50,464

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,227	$16,266

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Decrease in payables for purchase of property and equipment	$3,244	$1,625

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by MGM MIRAGE and previously owned and controlled by Mandalay Resort Group (“Mandalay”) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25,000,000 and cash of $26,900,000 for a total equity investment of $51,900,000. Galleon contributed cash to the Partnership of $51,900,000 to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc.

The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160,000,000 principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of September 30, 2008, and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.

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

Reclassifications

The condensed consolidated financial statements for the prior years reflect certain reclassifications, which have no effect on previously reported net income, to conform to the current year presentation.

Note 2. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $213 and $259, respectively)	$159,787	$159,741

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160,000,000 principal amount of senior secured mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40,000,000. The Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The proceeds from the Notes, together with $26,000,000 in borrowings under the Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets.

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on the Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The Notes and the Credit Facility contain various restrictive covenants. The covenants included in the Notes and/or the Credit Facility require the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners of property or merge, consolidate or sell assets.

During the nine months ended September 30, 2008, there was no indebtedness outstanding under the Credit Facility. As of September 30, 2008, the Partnership was not in compliance with the financial covenants in the Credit Facility. As described below, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Credit Facility. As a result of the covenant noncompliance at September 30, 2008, the Partnership is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). On August 12, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter through and including December 31, 2008, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes. As of September 30, 2008, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

Note 3. Related Parties

An affiliate of each of our Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the

Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

Note 4. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2008 will be approximately $1,021,900, of which $766,800 had been accrued as of September 30, 2008.

Note 5. Partnership Agreement

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

Note 6. Commitments and Contingencies

In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food and non-alcoholic beverages purchased for the use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Partnership had previously paid use tax on these items and has generally filed for refunds from the periods from February 2000 to February 2008 related to this matter. The aggregate amount for which a refund claim is pending is approximately $1.5 million.

The Nevada Department of Taxation filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of September 30, 2008, the Partnership had not recorded income related to this matter since it was still subject to court action, and the Partnership is currently evaluating the impact of the Nevada Supreme Court decision not to rehear the case. However, the Partnership is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM MIRAGE, entered into a joint venture agreement to establish Circus and Eldorado Joint Venture, a Nevada general partnership (the “Partnership”) for the purpose of constructing, owning and operating a casino and hotel in Reno, Nevada (“Silver Legacy”). Silver Legacy Capital Corp. (“Capital”), a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games and the second largest number of slot machines and hotel rooms of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

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

Significant Factors Affecting Results of Operations

National Economic Downturn

Declining real estate values, higher oil and gas prices, lower consumer confidence, increased unemployment, and the credit market crisis have precipitated a downturn in the national economy and influenced consumers’ discretionary spending. We believe the weakness and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and as a result, our operating performance. In response to the difficult economic environment, our management has implemented cost savings measures throughout 2008 and will continue to identify opportunities to further reduce expenses and maximize cash flows. We believe the national economic downturn will continue to negatively affect our operating results in the future; however, we are uncertain as to the length and magnitude of its impact.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two of every three years through 2018. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. In 2007, the United States Bowling Congress Open Tournament (the “USBC Open Tournament”) began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. The absence of a major bowling tournament in 2008 had a negative impact on our operations during the first half of 2008. The USBC Women’s Tournament, which attracted approximately 55,000 bowlers to the Reno market in 2006, and USBC Open Tournament will return to the Reno market in 2009 and 2010, respectively.

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. Variations occur when weather conditions make travel to Reno by visitors from northern California, our main feeder market, difficult. While weather conditions were not out of the ordinary in 2007, the Reno area and the nearby mountain passes experienced an especially large amount of snowfall in the first quarter of 2008, which negatively impacted business levels during this timeframe as compared to the same prior year period.

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and operating income are generated from patrons who are residents of northern California, and, as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, a number of Native American tribes have established large-scale gaming facilities in California and many Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted principally drive-in, day-trip visitor traffic from our main feeder markets in northern California.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved.

In April 2007, the California Senate approved amendments to the compacts of five Native American tribes. In June 2007, the California Assembly approved four of these five amendments which increased the number of slot machines permitted to be operated by two of the four tribes from 2,000 to 5,000 each and increased the number that may be operated by each of the other two tribes from 2,000 to 7,500. In February 2008, California voters approved these four increases with their approval of gaming referendums on their statewide ballot. Management believes that the increase in the number of slot machines permitted to be operated by these four tribes will not significantly impact Silver Legacy’s operations since the casinos operated by those tribes are located in southern California.

In September 2008, the Governor of California signed a bill, which is subject to approval by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe has announced that it will open a casino that will be located 20 miles east of Sacramento in late 2008 initially offering 2,000 slot machines. The amendment of the compact of this tribe and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended September 30, 2008	Three months ended September 30, 2007	Percent Change	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Percent Change
Net revenues	$38,727	$44,061	(12.1)%	$108,639	$126,361	(14.0)%
Operating expenses	33,474	35,472	(5.6)	99,844	104,250	(4.2)
Operating income	5,253	8,589	(38.8)	8,795	22,111	(60.2)
Net income (loss)	642	5,016	(87.2)	(4,172)	11,046	(137.8)

Net Revenues. During the three and nine months ended September 30, 2008 compared to the same prior year periods, net revenues decreased primarily due to declines in casino and rooms revenues and, to a lesser extent, food and beverage revenues. The lack of a major bowling tournament, which has historically benefited all of our revenue segments, had a significant negative impact on our operating results during the current year compared to the 2007 period during which the USBC Open Tournament drove visitation to downtown Reno from mid-February through June. Additionally, we believe the previously discussed factors which impacted the Reno market as a whole including a weak national economy, severe weather during the first quarter of 2008, and increased competition generated by the growth in Native American gaming contributed to the decreases in 2008 compared to 2007.

Operating Income and Net Income (Loss). During the three and nine months ended September 30, 2008 compared to the same prior year periods, operating income and net income decreased as a result of lower departmental revenues. Cost reduction efforts implemented throughout 2008 resulted in savings in payroll, our largest expense, and lower other variable expenses including advertising media expenditures. However, higher group health insurance and workers’ compensation claims and increased promotional allowances costs allocated to the casino department combined with lower room rates adversely impacted our profit margins during 2008 versus 2007. Depreciation expense rose due to depreciation associated with new capital purchases and contributed to a higher percentage decrease in operating income and net income during each of the 2008 periods as compared to 2007.

Revenues

The following table highlights the components of net operating revenues (dollars in thousands):

	Three months ended September 30, 2008	Three months ended September 30, 2007	Percent Change	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Percent Change
Casino	$21,129	$23,455	(9.9)%	$57,844	$66,864	(13.5)%
Rooms	10,158	13,098	(22.4)	29,043	35,608	(18.4)
Food and beverage	9,098	9,536	(4.6)	26,668	28,952	(7.9)
Other	2,726	2,136	27.6	7,928	6,702	18.3
Promotional allowances	(4,384)	(4,164)	5.3	(12,844)	(11,765)	9.2

Casino Revenues. During the three and nine months ended September 30, 2008 compared to the same prior year periods, our casino revenues declined due to lower table games drop and slot handle. Table games drop and slot handle declined 4.0% and 12.0%, respectively, during the third quarter of 2008 compared to the same prior year period, and declined 10.1% and 15.7%, respectively, during the nine months ended September 30, 2008 compared to the same prior year period. We believe the decreases in casino volume and revenues during the 2008 periods were associated with the previously discussed factors affecting net revenues.

Rooms Revenues. For the three months ended September 30, 2008, our ADR and occupancy percentages were $79.96 and 74.0%, respectively, compared to $89.41 and 86.6%, respectively, for the three months ended September 30, 2007. Our ADR and occupancy percentages were $79.16 and 71.5%, respectively, for the nine months ended September 30, 2008 compared to $81.89 and 85.8%, respectively, for the nine months ended September 30, 2007. These declines in ADR and hotel occupancy were primarily due to the lack of a major bowling tournament in 2008 and a decline in city-wide convention room nights combined with fewer leisure and wholesale room nights. Increased competition, additional hotel room inventory, and declines in tourism visitor counts within the Reno market associated with the weak economy also contributed to the decreases in hotel occupancy throughout 2008 compared to 2007.

Food and Beverage Revenues. Food revenues declined during the three and nine months ended September 30, 2008 compared to the same prior year periods among the majority of our restaurants as a result of fewer guest counts which we believe was attributable to the same factors affecting net revenues. Beverage revenues remained flat during the three and nine months ending September 30, 2008 compared to the same prior year periods, and benefited from additional cash sales generated by our new lounge, Aura, which opened in October 2007.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. Other revenues increased during the three and nine months ended September 30, 2008 compared to the same prior year periods primarily due to higher entertainment revenues associated with a more aggressive concert schedule in 2008, both in terms of the number of concert dates and popularity of the headliner acts, in an effort to enhance the entertainment offering within downtown Reno. Additionally, incremental revenues were generated by the new ballroom located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. The new ballroom, which opened in February 2008, is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties. These increased revenues were partially offset by a decline in retail revenues during the three and nine months ended September 30, 2008 compared to the same prior year periods.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 10.2% and 10.6%, respectively, during the three and nine months ended September 30, 2008 compared to 8.6% and 8.5%, respectively, during the three and nine months ended September 30, 2007. This growth was primarily attributable to increases in complimentary rooms, food, concert tickets and retail promotional offers to our casino customers throughout 2008 compared to 2007 in an effort to drive visitation to Silver Legacy, utilize available room inventory, reward customer loyalty and attract new players.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended September 30, 2008	Three months ended September 30, 2007	Percent Change	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Percent Change
Casino	$10,346	$11,590	(10.7)%	$30,314	$32,778	(7.5)%
Rooms	2,802	3,412	(17.9)	8,390	10,016	(16.2)
Food and beverage	6,339	6,782	(6.5)	18,759	20,482	(8.4)
Other	2,003	1,386	44.5	5,886	4,880	20.6
Selling, general and administrative	8,034	8,843	(9.1)	24,760	25,744	(3.8)
Depreciation	3,957	3,479	13.7	11,657	10,245	13.8
(Gain)Loss on disposition of assets	(7)	(20)	(65.0)	78	105	(25.7)

Casino Expenses. Casino expenses declined during the three and nine months ended September 30, 2008 compared to the same prior year periods mainly due to decreases in casino payroll, gaming taxes and special event expenditures which were attributable to lower casino volume and cost control measures implemented throughout 2008. These declines were partially offset by a large increase in the cost of rooms, food, retail and concert ticket complimentaries allocated to the casino department which rose throughout the current year as a result of aggressive promotional and direct mail offers to customers within our casino database.

Rooms Expenses. Rooms expenses declined during the three and nine months ended September 30, 2008 compared to the same prior year periods primarily as a result of lower hotel occupancy during both periods.

Food and Beverage Expenses. During the three and nine months ended September 30, 2008 compared to the same prior year periods, food expenses decreased in conjunction with the decline in restaurant guest counts. During the three and nine months ended September 30, 2008 compared to the same prior year periods, the food department was negatively impacted by increased costs of good sold, as a percentage of food revenues, due to rising food prices which were not passed on to our customers via increased prices in our average restaurant check. However, efforts to lower food payroll were successful and resulted in an improved food departmental profit margin during the third quarter of 2008 compared to the same prior year period.

Beverage expenses rose during the three and nine months ended September 30, 2008 compared to the same prior year periods as a result of increased beverage cost of sales associated with higher beverage product costs, increased promotional offers associated with our new lounge, Aura, and increased beverage payroll, as a percentage beverage revenues.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses increased during the three and nine months ended September 30, 2008 compared to the same prior year periods primarily as a result of a more aggressive concert schedule and higher fees paid for headliner acts during the current year in addition to our share of the expenses associated with the newly opened ballroom. These increases were partially offset by declines in retail expenses during both periods in 2008 compared to 2007.

Selling, General and Administrative Expenses. During the three and nine months ended September 30, 2008 compared to the same prior year periods, selling, general and administrative expenses decreased primarily as a result of large reductions in advertising television media expenditures, lower payroll among administrative departments, the elimination of bonus accruals, decreased credit card discounts associated with declining room revenues, and declines in building repairs and maintenance. During the same current year periods, these decreases in expenses were partially offset by higher utilities costs and maintenance contracts related to our computer information systems.

Depreciation Expense. Depreciation expense increased during the three and nine months ended September 30, 2008 compared to the same prior year periods primarily due to depreciation associated with new capital purchases.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and other, which was related to the change in market value of the funded portion of our supplemental executive retirement plan. During the three and nine months ended September 30, 2008 compared to the same prior year periods, interest expense remained flat while interest income decreased due to a decline in our cash reserves resulting from a $10.0 million partner distribution paid in March of 2008.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, we generated cash flows from operating activities of $6.9 million compared to $17.8 million during the nine months ended September 30, 2007. The $10.9 million decrease in cash provided by operations was primarily due to the $15.2 million decline in net income which was partially offset by various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of September 30, 2008, cash and cash equivalents were $39.6 million, sufficient for normal operating requirements.

Cash used in investing activities for the nine months ended September 30, 2008 was $9.8 million compared to $10.0 million for the nine months ended September 30, 2007, and related primarily to capital expenditures for various renovation projects and equipment purchases. The amounts paid for capital expenditures during the 2008 and 2007 periods included cash payments of $3.2 million and $1.6 million, respectively, which represented payables for property and equipment purchased and placed in service during 2007 and 2006, respectively. Our executive committee has approved $9.2 million in capital expenditures for 2008, of which $6.0 million had been paid or accrued as of September 30, 2008, in addition to the remaining $0.7 million of the previously approved $3.2 million for the ballroom facility which opened in February 2008. Based on management’s decision to reduce capital spending during 2008 in light of the current economic environment, we anticipate our capital expenditure purchases to total approximately $7.5 million in 2008.

Cash used in financing activities during the nine months ended September 30, 2008 was $10.0 million which represented a special distribution of $5.0 million to each partner. Additionally, amounts totaling $14,000 and $13,000 were paid in 2008 and 2007, respectively, representing costs associated with the extensions of the maturity dates of our credit facility.

In July 2008, we renewed our general and liability insurance policies each covering a 12-month period. Under these policies, the Partnership and the owner of the adjacent Eldorado property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $350 million and combined flood coverage of $225 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $350 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total earthquake coverage) and the portion of the other $130 million, if any, remaining after satisfaction of the claim of Eldorado Resorts LLC with respect to its adjoining property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $225 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total flood coverage) and the portion of the other $5 million, if any, remaining after satisfaction of the claim of Eldorado Resorts LLC with respect to its adjoining property.

Our insurance policy also includes combined terrorism coverage for Silver Legacy and the adjoining Eldorado property up to $500 million. In the event that an act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $500 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $280 million of the coverage amount (based on our percentage of the total reported property values) and the portion of the other $220 million, if any, remaining after satisfaction of the claim of Eldorado Resorts LLC with respect to its adjoining property. This policy also covers an additional property located in Shreveport, LA which is owned by an affiliate of Eldorado Resorts LLC. In the event that an act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $200 million of the coverage amount (based on our percentage of the total reported property values) and the portion of the other $300 million, if any, remaining after satisfaction of the claims with respect to the other two properties.

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

We believe we have sufficient capital resources to meet all of our obligations. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and cash reserves.

The Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of senior secured mortgage notes due 2012 (“Notes”). The Notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partnership’s partners executed a pledge of all of its partnership interest in the Partnership to secure the Notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At September 30, 2008 we were in compliance with all of the covenants in the indenture related to the Notes.

Senior Secured Credit Facility

We have a credit facility (as amended, the “Credit Facility”) which provides a $1.0 million revolving facility which was reduced from $10.0 million during the first quarter of 2008. Under the Credit Facility, as currently in effect, we must maintain a maximum ratio of total debt to EBITDA of 4.75 to 1.00 and are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 to 1.00 at all times. In addition, the Credit Facility limits capital expenditures to an aggregate of $15.0 million in any twelve-month period. The Credit Facility, which matures on March 31, 2009, is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including the Notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the Notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

During the nine months ended September 30, 2008, there was no indebtedness outstanding under the Credit Facility. As of September 30, 2008, the Partnership was not in compliance with the financial covenants in the Credit Facility and, consequently, it is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). We believe we may not be in compliance with these covenants during the remainder of 2008. However, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and do not anticipate needing to utilize our borrowing capacity under the Credit Facility during the remainder of 2008. Our inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes.

On August 12, 2008, the Partnership and Bank of America, N.A. executed an amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter through and including December 31, 2008, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies during the nine months ended September 30, 2008.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contains statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2007. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the nine months ended September 30, 2008. As of September 30, 2008, we had no variable rate debt outstanding.

Item 4.	Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation as of September 30, 2008, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 14, 2008	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 14, 2008	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Treasurer (Principal Financial and Accounting Officer)