Form 10-K
period 2008-12-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2009-03-31
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers ☐	Accelerated filers ☐	Non-accelerated filers ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Circus and Eldorado Joint Venture Yes ☐ No ☒	Silver Legacy Capital Corp. Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates. None.

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at March 31, 2009 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

Overview

Circus and Eldorado Joint Venture, a Nevada general partnership which is a joint venture between Eldorado Limited Liability Company and Galleon, Inc., owns and operates the Silver Legacy Resort Casino, a nineteenth century silver mining themed hotel-casino and entertainment complex in Reno, Nevada. Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC, which owns the Eldorado Hotel & Casino, one of the two hotel casinos connected to Silver Legacy, and Galleon, Inc., the managing partner of Circus and Eldorado Joint Venture, is a wholly owned subsidiary of MGM MIRAGE, which owns Circus Circus Hotel and Casino, the other hotel casino which is connected to Silver Legacy.

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE was merged with and into Mandalay Resort Group, a Nevada corporation (“Mandalay”), which owns all of the issued and outstanding common stock of Galleon, Inc. As a result of the merger, Mandalay became a wholly owned subsidiary of MGM MIRAGE.

The terms “we,” “our” and “us,” as used in this annual report, refer to Circus and Eldorado Joint Venture and Silver Legacy Capital Corp, as a combined entity, except where it is clear that the terms mean only Circus and Eldorado Joint Venture or Silver Legacy Capital Corp. When we use the term “Partnership” it refers only to Circus and Eldorado Joint Venture, and when we use the term “Capital” it refers only to Silver Legacy Capital Corp. Capital was established solely for the purpose of serving as a co-issuer of $160 million principal amount 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. The term “Silver Legacy” refers to the Silver Legacy Resort Casino. References to the Circus Circus Hotel and Casino refer to the hotel-casino by that name located in Reno, Nevada. When we use the term “Reno market” we are referring to the Reno and Sparks areas as delineated by the Nevada Gaming Control Board.

Silver Legacy

We own and operate the Silver Legacy Resort Casino, a premier themed hotel-casino and entertainment complex designed based on Nevada’s rich mining heritage, located in Reno, Nevada. Silver Legacy is among the largest hotel-casinos in the Reno market. Silver Legacy offers a dynamic gaming environment and a wide variety of amenities delivered with special attention to personal service to appeal to our multiple customer segments, including preferred casino players.

Silver Legacy opened in July 1995, with a capital investment of over $360 million, and is strategically located on two city blocks in downtown Reno directly off Interstate 80, the principal highway connecting Reno with San Francisco, Sacramento and other cities in northern California. The casino and entertainment areas at Silver Legacy are seamlessly connected to the Eldorado Hotel & Casino and the Circus Circus Hotel and Casino by approximately 200-foot wide skyway corridors. Together the three properties comprise the heart of Reno’s gaming area and room base.

Silver Legacy has approximately 87,300 square feet of gaming space situated on two levels. At December 31, 2008, Silver Legacy featured 1,623 slot machines and 64 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, in addition to keno and a race and sportsbook. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

•	Flavors! The Buffet, which has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of approximately 55, offering a comfortable drink and specialized seafood dining;

•	Café Sedona, which has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, which has a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, offering gourmet coffee and teas.

Silver Legacy is downtown Reno’s leading convention destination, currently offering approximately 50,000 square feet of in-house exhibit and convention space that includes an approximately 20,000 square-foot divisible ballroom and approximately 30,000 square feet of space for additional breakout rooms, all located within the casino complex. We believe the additional hotel capacity and meeting space available at the adjoining Eldorado and Circus properties enhance our ability to attract conventions larger than those that can be serviced by the Silver Legacy alone. See “Adjoining Properties” below.

In addition to our in-house exhibit and convention space, we had since 1999 utilized an additional 40,000 square feet of space in the City Center Pavilion, which was located across North Virginia Street from Silver Legacy on a special events plaza then owned by our affiliates. The City Center Pavilion was removed in January 2007 to allow for the construction of a new city-owned ballroom facility on the plaza site, which our affiliates contributed to the City of Reno. The new 50,000 square-foot facility, which opened in February 2008 and is operated and managed by Silver Legacy, together with Eldorado and Circus, complements the existing Reno Events Center and provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.

Silver Legacy’s amenities also include retail shops, exercise and spa facilities, a beauty salon, and an outdoor swimming pool and sundeck. Silver Legacy’s 10-story parking facility is capable of accommodating approximately 1,800 vehicles.

We carefully target our marketing programs to five segments of the gaming market:

•	free and independent travelers,

•	preferred casino customers,

•	convention groups,

•	local patrons, and

•	wholesale/specialty and Internet groups.

We attract our target customers through newspaper, radio, television, Internet and direct mail campaigns locally and in northern California, the Pacific northwest and other regional travel markets. Silver Legacy utilizes a broad special events calendar, along with our guest development program, including selective casino credit, to attract and retain our target customers. In addition, we utilize our hotel rooms, restaurants and other amenities to offer complimentaries to a broad spectrum of established casino guests. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning and redeeming complimentaries. The convention groups and wholesale/specialty market segments contribute to our hotel occupancy during slower mid-week periods. For the twelve months ended December 31, 2008 and 2007, our average occupancy rates were 70.2% and 81.9%, respectively, compared to 66.6% and 75.4%, respectively, for the Reno market (according to the Reno-Sparks Convention & Visitors Authority).

The primary source of our revenues is the casino, although the hotel, restaurants, bars, shops and other services are an important adjunct to the casino. The following table sets forth the respective contributions to our net revenues on a dollar and percentage basis of our major activities at Silver Legacy for each of the three most recent fiscal years.

	2008		2007		2006
	(dollars in thousands)
Revenues:
Casino(1)	$74,834	53.7%	$85,615	52.9%	$87,211	54.8%
Hotel(2)	36,551	26.2	45,036	27.8	41,334	25.9
Food and beverage(2)	34,966	25.1	38,177	23.6	36,185	22.7
Other(2)	9,654	6.9	8,815	5.4	8,559	5.4

	156,005	111.9	177,643	109.7	173,289	108.8
Less:
Promotional allowances(2)	(16,530)	(11.9)	(15,663)	(9.7)	(14,092)	(8.8)

Net revenues	$139,475	100.0%	$161,980	100.0%	$159,197	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less cash incentives provided to customers.
(2)	Hotel, food and beverage and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

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

Premier “Must See” Attraction. We believe Silver Legacy is a “must see” attraction for Reno visitors and residents. The property’s design is inspired by Nevada’s rich mining heritage and the legend of Sam Fairchild, a fictitious silver baron who “struck it rich” on the site of the casino. Silver Legacy’s interior showcases a casino built around Sam Fairchild’s famed 120-foot tall mining rig. The rig is situated beneath a 180-foot diameter dome, which is a distinctive landmark on the Reno skyline. The interior surface of the dome features dynamic sound and laser light shows, providing visitors with a unique experience when they enter the casino.

Center of Three-Property Destination Resort. Silver Legacy, together with the Eldorado and Circus properties, comprises the heart of the Reno market’s prime gaming area and room base, providing the most extensive variety of gaming, lodging, dining and entertainment amenities in the Reno area. As of December 31, 2008, the three-property complex offered 4,097 rooms, 20 restaurants, 4,136 slot machines, 149 table games and parking to accommodate approximately 6,000 vehicles, representing approximately 26.2% of the Reno market’s total room base, 24.1% of the Reno market’s total slot machines, and 31.0% of the Reno market’s total table games. We believe that the centralized location and critical mass of these three properties, together with the seamless connections between the facilities, provide Silver Legacy with significant advantages over other freestanding hotel-casinos in the Reno market.

Headliner Entertainment and Premium Dining. Our customers are attracted to Silver Legacy’s entertainment and award-winning cuisine. For the year ended December 31, 2008, approximately 60 nights of headliner entertainment were scheduled in our 1,600-seat Grande Exposition Hall making Silver Legacy a leading headliner entertainment venue in the Reno market. Entertainers who appeared at Silver Legacy during 2008 included Bonnie Raitt, Julio Iglesias, 3 Doors Down, Chris Rock, Moody Blues, Chicago, and Bill Engvall. Silver Legacy also features Catch a Rising Star, a 220-seat, nationally recognized comedy club. Throughout 2008, we also utilized the city-owned Reno Events Center as a venue for seven nights of entertainment which we co-sponsored or produced with one or more other downtown properties. We were able to take advantage of this facility’s larger seating capacity and attract popular headliner acts including The Blue Man Group, Big & Rich, Matchbox Twenty, Brookes & Dunn and Larry “the Cable Guy”. In addition to the Grande Exposition Hall and the Reno Events Center, Silver Legacy co-sponsored or produced six nights of entertainment in the Reno Ballroom which opened in February 2008 and offers seating for approximately 3,000 attendees. Reno Ballroom entertainers included Crosby, Stills & Nash, Tom Jones, and Ringo Star.

Quality Personal Service. We are committed to providing our customers with a high level of personal service, which we believe is an integral part of fostering customer loyalty and generating repeat business. We continually strive to instill in each employee a dedication to superior service designed to exceed our guests’ expectations.

Experienced Management Team. Silver Legacy has an experienced management team with an average of more than 25 years each of experience in the Reno gaming market. All of our senior management have been with Silver Legacy since it opened in July 1995. We have also benefited from the expertise of our joint venture partners and the leadership they have provided through our executive committee, which has included senior executives from Eldorado Resorts LLC and MGM MIRAGE.

Adjoining Properties

Enclosed, climate controlled corridors connect Silver Legacy with the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, each of which is owned and independently operated by an affiliate of one of the Partnership’s partners.

Circus Circus Hotel and Casino. The Circus Circus Hotel and Casino features 1,572 guestrooms and a 60,000 square-foot casino, which, as of December 31, 2008, featured 1,091 slot machines and 35 table games. The property offers its guests a variety of circus acts performed daily, free of charge, under a “Big Top” above the casino. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The property features three specialty restaurants, The Steakhouse at Circus, Kokopelli’s Sushi Bar, and Smokin’ Gecko’s BBQ, in addition to a 464-seat buffet, coffee shop, deli/bakery, fast food snack bar, cocktail lounges, gift shop, specialty shops, parking facilities for approximately 3,200 vehicles, and approximately 37,000 square feet of convention space.

Eldorado Hotel & Casino. This property is a luxurious hotel-casino offering approximately 76,500 square feet of gaming space. Its three hotel towers have a total of 815 guestrooms, including 18 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one or two bedroom suites. As of December 31, 2008, this property’s casino featured 1,422 slot machines and 50 table games, as well as poker, keno and a race and sports book. The property is renowned for its seven restaurants, including Bistro Roxy, La Strada and a 600-seat buffet. Additional amenities include a casino cabaret, bars and lounges, parking facilities for approximately 1,100 vehicles, and approximately 12,400 square feet of convention space.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of 426,000 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event and Hot August Nights, a vintage car event. In addition, the National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Through a one-time agreement, the National Bowling Stadium also will host multi-month bowling tournaments in 2011, usually an off-year for Reno.

According to the Nevada Commission on Tourism and the Reno-Sparks Convention & Visitors Authority, the greater Reno area attracted an estimated 4.8 million and 5.0 million visitors during the twelve months ended June 30, 2008 and 2007, respectively. The following table sets forth certain statistical information for the Reno market for the years 2004 through 2008 as reported by the Reno-Sparks Convention & Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	2004	2005	2006	2007	2008
Gaming Revenues(000’s)(1)	$903,567	$920,722	$940,315	$928,500	$831,889
Gaming Positions(2)(3)	24,086	23,666	21,794	21,670	20,217
Hotel Rooms(2)	15,654	14,620	14,393	15,292	15,637
Average Hotel Occupancy Rate(1)	77.8%	75.6%	76.6%	75.4%	66.6%
Visitors(4)	4,997,295	4,765,737	4,925,358	5,040,772	4,838,914

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

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

Of the 31 casinos currently operating in the Reno market, we compete principally with the seven other hotel-casinos that, like Silver Legacy, each generate at least $36 million in annual gaming revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino. An existing hotel-casino, located outside of the downtown Reno district, completed an expansion project during the fourth quarter of 2007 which increased their number of hotel rooms and casino square footage along with other amenities including additional parking and restaurants. In addition, there have been several announcements of other pending expansion and/or new projects within the Reno market. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations.

We also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada, including Las Vegas. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that Silver Legacy’s success is influenced to some degree by the success of the Lake Tahoe market. While the number of visitors decreased approximately 4.0% in the twelve-month period ended June 30, 2008 compared with the same prior year period, we believe the decline was due to the current recession and we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future. Any such decline could adversely affect our operations.

Land-based, riverboat or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in 12 states and tribal gaming on Native American-owned land is legal in a number of states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. According to the California Gambling Control Commission, there are currently approximately 104 federally recognized Native American tribes in California, of which approximately 67 have entered into compacts with the State of California. We believe that currently there are 58 Native American casinos in operation in California.

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

In September 2008, the Governor of California signed a bill, which is subject to approval by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,000 slot machines. The amendment of the compact of this tribe and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Seasonality

Silver Legacy’s hotel-casino operations are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult. The following table shows our percentage of gross revenues by quarter for each of 2006, 2007 and 2008.

	2006	2007	2008
First quarter	21.6%	23.0%	23.3%
Second quarter	26.3	27.6	27.0
Third quarter	29.1	27.2	27.6
Fourth quarter	23.0	22.2	22.1

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2008, Silver Legacy employed approximately 1,900 persons, most of whom were full-time. Currently, none of our employees are employed pursuant to a collective bargaining agreement. The number of people employed at any time is subject to seasonal fluctuation. We believe that our employee relations are excellent.

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

Groundwater in the vicinity of the Silver Legacy property is also contaminated by a chlorinated solvent known as tetrachloroethene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Silver Legacy is currently $268, plus an additional sum based on the amount of water used, which in our most recent annual assessment amounted to $23,596. Such amounts incurred in 2007 and 2006 were $229 and $29,777 and $215 and $32,657, respectively. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

The possibility exists that additional contamination, as yet unknown, may exist at the Silver Legacy property. In all cases, however, we believe that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. We do not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations. Aside from the assessments discussed in the preceding paragraph, we did not incur any costs in connection with environmental matters during the years ended December 31, 2008, 2007 and 2006.

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

Circus and Eldorado Joint Venture holds all licenses and approvals required to conduct its present gaming operations. The gaming license requires the periodic payment of fees and taxes and is not transferable. The parent entities of Circus and Eldorado Joint Venture’s partners, Eldorado Resorts LLC and MGM MIRAGE, are required to be registered by the Nevada Gaming Commission as, respectively, a privately owned holding company and as a publicly traded corporation, and are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed entity such as Circus and Eldorado Joint Venture without first obtaining licenses and approvals from the Nevada Gaming Authorities. Circus and Eldorado Joint Venture and its parent entities have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FINCEN”) and the Nevada gaming regulatory authorities require the reporting of currency transactions in excess of $10,000 occurring within a gaming day, including identification of the patron by name and social security number. This reporting obligation began in May 1985 and may have resulted in the loss of gaming revenues to jurisdictions outside the United States which are exempt from the ambit of these regulations. In addition to currency transaction reporting requirements, suspicious financial activity is also required to be reported to FINCEN.

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

Forward-Looking Statements

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. However, any further disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K should be consulted. The following risks, uncertainties and possible inaccurate assumptions relevant to our business include factors we believe could cause our actual results to differ materially from expected and historical results. Other factors beyond those listed below could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

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

•

Our operations are particularly sensitive to reductions in discretionary consumer spending and are affected by changes in general economic and market conditions nationally, such as the recession currently impacting the national economy, as well as the general economic and market conditions in the Reno area where our operations are conducted and in those areas where our customers live, including California.

•	Security concerns or terrorist activity, including any future security alerts and/or terrorist attacks similar to those that occurred on September 11, 2001, could adversely affect our operations.

•

The highway between Reno and northern California, where a large number of Silver Legacy’s customers reside, experiences winter weather conditions from time to time that limit the number of customers who visit Reno during such periods.

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

ITEM 1A.	RISK FACTORS

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition.

Risks Related to our Business

We face substantial competition in the hotel and casino industry.

The hotel and casino industry is very competitive. We compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 31 casinos currently operating in the Reno market, we compete principally with the seven other hotel-casinos that, like the Silver Legacy Resort Casino, each generate at least $36 million in annual gaining revenues, including the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino.

According to statistics published by the Reno-Sparks Convention & Visitors Authority, there were approximately 15,600 hotel rooms in the Reno area at December 31, 2008. An existing hotel-casino, located outside of the downtown Reno district, completed construction of an expansion project during the fourth quarter of 2007 which increased their number of hotel rooms and casino square footage along with other amenities including additional parking and restaurants. In addition, there have been several other announcements of pending expansion and/or new projects within the Reno market. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future. There can be no assurance that any growth in Reno’s room base or gaming capacity will not adversely affect our financial condition or results of operations. See “Competition” in Item 1.

A substantial number of customers travel to both Reno and Lake Tahoe during their visits. Consequently, we believe that the Reno market’s visitation is influenced, to some degree, by the visitation of the Lake Tahoe market. While the number of visitors decreased approximately 4.0% in the twelve-month period ended June 30, 2008 compared with the same prior year period, we believe the decline was due to the current recession and we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future. Any such decline could adversely affect our operations.

Reno casinos, including our own, also compete with Native American gaming in California and the northwestern United States. We also compete with hotel-casinos located in Las Vegas, Nevada and the Lake Tahoe area. To a lesser extent, we compete with hotel-casinos in other parts of the United States and with dockside gaming facilities, riverboat casinos, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gaming. Land-based, dockside or riverboat casino gaming, other than that conducted on Native American-owned land, is currently legal in 12 states and gaming on Native American-owned land is legal in a number of states, including California, Washington and Oregon.

Management believes the Reno market draws over 50% of its visitors from California. California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo and off-track betting. Certain constituencies have proposed ballot initiatives from time to time in California that would legalize casino-style gaming generally. As a result, there can be no assurance that casino-style gaming in California will not be expanded beyond the currently legal Native American gaming. Any such expansion could have a material adverse effect on our operations.

The competitive impact on Nevada gaming establishments, in general, and our operations, in particular, from the continued growth of gaming outside Nevada cannot be determined at this time. We believe that the further expansion of casino gaming in markets close to Nevada, such as California, and to a lesser extent Washington and Oregon, could have a material adverse affect on our operations depending on the nature, location and scope of those operations.

Native American gaming in California could have a material adverse effect on the Reno market, in general, and on our operations, in particular.

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the expansion of existing Native American gaming operations, as well as the opening of new Native American gaming facilities in California. According to the California Gambling Control Commission, there are currently approximately 104 federally recognized Native American tribes in California of which approximately 67 have entered into compacts with the State of California. We believe that currently there are 58 Native American casinos in operation in California.

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

In September 2008, the Governor of California signed a bill, which is subject to approval by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 and currently offers 2,000 slot machines. The amendment of the compact of this tribe and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Our operations are particularly sensitive to reductions in discretionary consumer spending and may be negatively affected by general economic conditions.

Consumer demand for casino hotel properties, such as ours, is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Any adverse change in general economic conditions, such as the current recession, can adversely affect consumer spending, which can have a negative impact on our ability to generate revenues from our operations. Increases in gasoline prices can adversely affect our operations because most of our patrons travel to Reno by car or on airlines that may pass on increases in fuel costs to their passengers in the form of higher ticket prices. We are a large consumer of electricity. Consequently, an increase in the cost of electric power increases our operating costs and, depending on the extent of any increase, could adversely affect our results of operations.

The current national economic downturn, including the housing crisis, credit crisis, lower consumer confidence, and other related factors which impact discretionary consumer spending, have resulted in a decline in the tourism industry that has adversely impacted our operations. We cannot be sure how long these factors will continue to impact our operations in the future or the extent of the impact.

Our substantial indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations, including our obligations under our 10 1/8% mortgage notes.

The amount of our total indebtedness at December 31, 2008 was $160.0 million.

This is a significant amount of indebtedness that could have important consequences for us, such as:

•	limiting our ability to satisfy our obligations, including our obligations under our 10 1/8% mortgage notes;

•	limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, general corporate or other obligations;

•

limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to make principal and/or interest payments on our indebtedness;

•

causing our failure to comply with the financial and restrictive covenants contained in the indenture covering our 10  1/8% mortgage notes and our senior secured revolving credit facility which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;

•	placing us at a competitive disadvantage to our competitors who are not as highly leveraged; and

•	increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns such as the one we are currently experiencing.

The indenture governing our 10 1/8% mortgage notes and our senior secured credit facility contain financial and other restrictive covenants, but do not fully prohibit us from incurring additional debt. If additional debt is added to our current level of indebtedness, related risks that we face could increase.

If we do not generate sufficient cash from our operations to make scheduled payments on our 10  1/8% mortgage notes or to meet our other obligations, we will need to take one or more actions, including the refinancing of our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures, and our ability to take one or more of these actions may be limited by the financial and other restrictive covenants contained in our senior secured credit facility and the indenture governing our 10 1/8% mortgage notes. We cannot assure that our business will continue to generate cash flow or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

Our senior secured credit facility and the indenture governing the notes contain covenants that restrict our ability to engage in certain transactions.

Our senior secured credit facility and the indenture governing our 10 1/8% mortgage notes impose operating and financial restrictions on us. The restrictions imposed under the senior secured credit facility and/or the indenture include, among other things, limitations on our ability to:

•	incur additional debt;

•	create liens or other encumbrances;

•	pay dividends or make other restricted payments;

•	prepay subordinated indebtedness;

•	make investments, loans or guarantees;

•	sell or otherwise dispose of a portion of our assets; or

•	make acquisitions or merge or consolidate with another entity.

In addition, under our senior secured credit facility, we are required to satisfy certain financial covenants, including maintaining certain debt to earnings and earnings to fixed charges ratios. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. We cannot assure that we will be able to comply with these covenants. If we fail to comply with a financial covenant or other restriction contained in our senior secured credit facility, the indenture or any future financing agreements, an event of default could occur. An event of default could result in acceleration of some or all of our indebtedness and the inability to borrow additional funds. We would not have, and are not certain we would be able to obtain, sufficient funds to repay our indebtedness if it is accelerated, including our payments on the notes. See the discussion under the caption “Senior Secured Credit Facility” in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for information regarding the waiver obtained to maintain our compliance under these financial covenants and certain limitations on our ability to borrow under the credit facility.

Servicing our debt requires a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.

Our ability to make payments on and refinance our indebtedness and to fund our capital expenditures depends upon our ability to generate cash flow and secure financing in the future. Our ability to generate future cash flow depends upon:

•	our future operating performance;

•	the demand for services we provide;

•	general economic conditions;

•	competition; and

•	legislative and regulatory factors affecting our operations and business.

Some of these factors are beyond our control. In addition, the ability to borrow funds under our senior secured credit facility in the future depends on our meeting the financial covenants in the senior secured credit facility. See the discussion under the caption “Senior Secured Credit Facility” in the “Liquidity and Capital Resources” section of our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this annual report for information regarding the waiver obtained to maintain our compliance under these financial covenants and certain limitations on our ability to borrow under the credit facility.

We cannot assure that our business will generate cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including our 10 1/8% mortgage notes, or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, including our 10 1/8% mortgage notes, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

Because we are entirely dependent upon the Silver Legacy Resort Casino for all of our cash flow, we are subject to greater risks than a gaming company that is geographically or otherwise diversified.

We are entirely dependent upon the Silver Legacy Resort Casino for all of our cash flow. Therefore, we are subject to greater degrees of risk than a gaming company that is geographically or otherwise diverse. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to weather conditions, road construction or closure of primary access routes;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters;

•	a decline in the number of residents near, or visitors to, the Silver Legacy Resort Casino; and

•	a decrease in gaming activities at the Silver Legacy Resort Casino.

Any of the factors outlined above could adversely affect our ability to generate sufficient cash flow to make payments on our 10 1/8% mortgage notes or with respect to our other obligations.

The terrorist attacks of September 11, 2001 adversely impacted our operations and any security alerts and/or similar attacks that may occur in the future could have a material adverse effect on our future operations.

The terrorist attacks on the World Trade Center in New York City and the Pentagon outside Washington, D.C. which occurred on September 11, 2001 had a pronounced impact on our operating results during the weeks immediately following the attacks. We cannot predict the extent to which any future security alerts and/or additional terrorist attacks such as those that occurred on September 11 might impact our operations.

The hotel-casinos in the Reno market, including the Silver Legacy Resort Casino, are highly dependent on surrounding market areas.

Management believes that visitors from California, Washington and Oregon account for approximately two thirds of the visitors to the Reno market. We are primarily dependent upon the gaming activities of customers visiting the Reno market from these areas for our revenues. A decline in the economies of any one or more of these areas, or a decline in the number of gaming customers traveling to Reno from these areas for any reason, including increased competition, such as Native American gaming in California, Washington and Oregon, could have a material adverse effect on our results of operations.

The hotel-casinos in the Reno market, including the Silver Legacy Resort Casino, historically have been subject to seasonal variations and quarterly fluctuations in operating results and we can expect to experience such variations and fluctuation in the future.

Historically, hotel-casino operations in the Reno market, including the Silver Legacy Resort Casino, have been subject to seasonal variations. Traditionally, the strongest operating results have occurred in the third quarter and the weakest results have occurred during the period from November through February when weather conditions have adversely affected operating results. Excessive snowfall during the winter months can make travel to the Reno area more difficult. This often results in significant declines in traffic on major highways, particularly on routes to and from northern California, and causes a downturn in customer volume. Furthermore, management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Therefore, even normal winter weather may cause our revenues and cash flows to be adversely affected.

We expect the highest level of customer visits to occur during the summer months, because of the more favorable weather conditions. A poor summer season, due to any reason, including events outside our control, would adversely affect our business. Congestion on the roads leading to Reno, common during the peak summer season, holidays and other times, may discourage potential customers from traveling to our hotel-casino, particularly if road construction is in process. See “Seasonality” in Item 1.

Significant conflicts of interest may arise in the performance of the duties of the members of our executive committee and our executive officers.

The Silver Legacy Resort Casino is situated between the Circus Circus Hotel and Casino, which is wholly owned by MGM MIRAGE, and the Eldorado Hotel & Casino, which is wholly owned by Eldorado Resorts LLC. Our partners are a wholly owned subsidiary of MGM MIRAGE and a 96%-owned subsidiary of Eldorado Resorts LLC, and their respective personnel who participate in decisions that affect the Silver Legacy Resort Casino may be deemed to be in a conflict of interest position, to the extent they participate in decisions relating to the Silver Legacy Resort Casino that affect, or may be perceived to affect, the Circus Circus Hotel and Casino and/or the Eldorado Hotel & Casino. The potential for these conflicts of interest may be exacerbated by the design of the Silver Legacy Resort Casino, which connects its casino and core entertainment center with the Circus and Eldorado properties by enclosed skyways.

Each member of the executive committee of Circus and Eldorado Joint Venture is currently an employee of, and/or holds an executive position with, MGM MIRAGE or Eldorado Resorts LLC or one of their affiliates, and each of our executive officers had a similar relationship before assuming his present position with Circus and Eldorado Joint Venture. Accordingly, these individuals may be deemed to be in a conflict of interest position with respect to business decisions they make that affect, or may be perceived to affect, the Circus or Eldorado properties. Furthermore, a conflict of interest may be deemed to exist by reason of the access any of these individuals has to information or business opportunities that may be useful to the Eldorado or Circus properties. No specific procedures for resolving these conflicts of interest have been developed and there can be no assurance that effective procedures for addressing these matters can be developed. See “Directors and Executive Officers of the Registrants” in Item 10 and “Compensation Committee Interlocks and Insider Participation” in Item 11.

Our partnership agreement contains a buy-sell provision which, if exercised by either of our partners, could adversely affect our management and operations.

Our partnership agreement contains a buy-sell provision pursuant to which either of our partners may elect to offer to purchase the entire interest of our other partner. If either partner makes such an offer, our partnership agreement requires the other partner to either sell its partnership interest or purchase the partnership interest of the offering partner, in each case at the price proposed by the offering partner. An election by either of our partners to exercise its buy-sell right, which would result in the buy-out of one of our partners, could adversely effect the continuity of our management as well as any existing affiliate arrangements and agreements with the partner who had been bought out.

We are subject to extensive state and local regulation, and licensing and gaming authorities have significant control over our operations, which could have an adverse effect on our business.

The ownership and operation of casino gaming facilities are subject to extensive state and local regulation. Circus and Eldorado Joint Venture currently holds all state and local licenses and related approvals necessary to conduct its present gaming operations. Circus and Eldorado Joint Venture is required by the State of Nevada, as well as the applicable local authorities, to comply with all applicable gaming laws and regulations and to maintain its various licenses and registrations, findings of suitability, permits and approvals in good standing. The gaming authorities in Nevada may deny, limit, condition, suspend or revoke a gaming license or related approval for violations of applicable gaming laws and regulations and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations. If additional gaming laws or regulations are adopted, these regulations could impose restrictions or costs that could have a significant adverse effect on us. See “Regulation and Licensing” in Item 1.

The Nevada Gaming Commission may, in its discretion, require the holder of any securities that we issue, including our 10 1/8% mortgage notes, to file applications, be investigated, and be found suitable to own our securities if it has reason to believe that the security ownership would be inconsistent with the declared policies of the State of Nevada. Further, the costs of any investigation conducted by the Nevada Gaming Commission under these circumstances must be paid by the applicant and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If the Nevada Gaming Commission determines that a person is unsuitable to own our securities, then, under the Nevada Gaming Control Act and the regulations promulgated under this Act, we can be sanctioned, including the loss of our approvals, if, without the prior approval of the Nevada Gaming Commission, we:

•	pay to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognize any voting right by the unsuitable person in connection with the securities;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person including any principal, redemption, conversion, exchange, liquidation or similar payment.

We may not make a public offering of our securities without prior approval of the Nevada Gaming Commission if we intend to use the securities or proceeds from the offering to:

•	construct, acquire or finance gaming properties in Nevada; or

•	retire or extend obligations incurred for these purposes or for similar transactions.

If the Nevada gaming authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the Nevada Gaming Commission may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

Because we own real property, we are subject to extensive environmental regulation, which creates uncertainty regarding future environmental expenditures and liabilities.

We have incurred and may continue to incur costs to comply with environmental requirements, such as those relating to discharges into the air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Under these and other environmental requirements, we, as an owner of the property on which the Silver Legacy Resort Casino is situated, may be required to investigate and clean up hazardous or toxic substances or chemical releases at that property. As an owner or operator, we could also be held responsible to a governmental entity or third parties for property damage, personal injury and for investigation and cleanup costs incurred by them in connection with the contamination. These laws typically impose cleanup responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants and the liability under those laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of the responsibility. The costs of investigation, remediation or removal of those substances may be substantial, and the presence of those substances, or the failure to remediate a property properly, may adversely affect our ability to rent or otherwise utilize our property. In addition, environmental requirements address the impacts of development on wetlands.

Petroleum and chlorinated solvent contamination of soil and groundwater is known to exist at and in the vicinity of the Silver Legacy Resort Casino. No action in regard to these contaminants is currently required of us, however we are required to pay assessments averaging approximately $24,000 annually in contribution to a Washoe County special assessment district which is undertaking community wide remediation of groundwater solvent contamination. These assessments may increase in the future. State law exempts property owners who did not cause or contribute to the solvent contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. This provision would not be effective to shield us from liability under federal laws.

The Silver Legacy Resort Casino site was previously required to be cleaned up under environmental laws to address petroleum contamination from leaking underground storage tanks and other sources. At the conclusion of that cleanup, with the permission of the relevant regulatory county authority, certain contaminated soils were permitted to remain in place. The Washoe County District Health Department issued a “no further action” letter with respect to that cleanup on February 20, 1996. The possibility exists that additional contamination, as yet unknown, may exist on the Silver Legacy Resort Casino site. Although we believe that any remaining contamination arose from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations, we cannot make any assurances that we will not incur expenditures for environmental investigations or remediation in the future. See “Environmental Matters” in Item 1.

An earthquake could adversely affect our business.

The Reno area has been, and may in the future be, subject to earthquakes. Depending upon its magnitude, an earthquake could severely damage the Silver Legacy Resort Casino, which could adversely affect our business and operations. We currently maintain earthquake insurance for the Silver Legacy Resort Casino and the resulting business interruption. However, there is no assurance that our coverage will be sufficient if there is a major earthquake. In addition, upon the expiration of our current policies, which expire in July 2009, we cannot assure that adequate coverage will be available at economically justifiable rates, if at all.

We rely on our key personnel.

Our future success will depend upon, among other things, our ability to keep our senior executives and highly qualified employees. We compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need. We do not have employment contracts with any of our senior executives and we do not maintain key-man insurance policies for any of our executives. A sudden loss of or inability to replace key employees could have a material adverse effect on our financial condition and results of operation.

We may face difficulties in attracting and retaining qualified employees for our casino.

The operation of our business requires qualified executives, managers and skilled employees with gaming industry experience and qualifications who are able to obtain the requisite licenses and approval from the Nevada Gaming Commission. While not currently the case, there has from time to time been a shortage of skilled labor in the Reno area. In addition to limitations that may otherwise exist in the supply of skilled labor, the continued growth of Native American gaming in northern California may make it more difficult for us to attract qualified individuals. While we believe that the Silver Legacy Resort Casino will continue to be able to attract and retain qualified employees, shortages of skilled labor will make it increasingly difficult and expensive to attract and retain the services of a satisfactory number of qualified employees, and we may incur higher costs than expected as a result.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Silver Legacy Resort Casino is located on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. We own both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2008, both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under our senior credit facility and the indebtedness evidenced by our 10 1/8% mortgage notes. At December 31, 2008, the aggregate principal amount of the indebtedness secured by these liens totaled $160.0 million. For information concerning the Silver Legacy Resort Casino, reference is made to the discussion under the caption “Silver Legacy” in Item 1 of this annual report, which is incorporated herein by this reference.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in litigation arising in the ordinary course of our business. We do not believe that any litigation to which the Partnership or Capital is a party or of which any of our property is the subject will, individually or in the aggregate, have a material adverse effect on our financial position or the results of our operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Capital is a wholly-owned subsidiary of the Partnership, which is owned 50% by Galleon, Inc. and 50% by Eldorado Limited Liability Company. Accordingly, there is no established public trading in the equity securities of Capital or the Partnership.

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to our 10 1/8% mortgage notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i) The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

As a general partnership, the Partnership is not subject to Federal income tax liability. Consequently, the holders of the partnership interests in the Partnership are required to include their respective shares of the Partnership’s taxable income (loss) in their own income tax returns. The Partnership has, in the past, made distributions to its partners to cover such tax liabilities in accordance with its partnership agreement. The tax distributions of the Partnership to its partners aggregated $4.52 million in 2007 and included a distribution of $2.26 million each to ELLC and Galleon representing fiscal 2007 tax distributions. No tax distributions of the Partnership to its partners were made in 2008 and we do not anticipate any tax distributions with respect to 2008 in 2009 based on our expected final 2008 tax return. A special distribution was approved by the Partnership’s executive committee and paid by the Partnership in March 2008. The aggregate amount of the distribution was $10.0 million, of which $5.0 million was paid to each partner.

During the fiscal quarter ended December 31, 2008 neither the Partnership nor Capital issued any equity securities and, during such period, neither the Partnership nor Capital, nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any of the equity securities of the Partnership or Capital.

Reference is made to the information in Item 12 of this annual report beginning with the caption “Equity Compensation Plans”, which is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Operating Results:
Net operating revenues	$139,475	$161,980	$159,197	$149,310	$153,755
Operating income	7,342	23,737	25,475	19,782	27,595
Net income (loss) (1)	(8,778)	8,496	9,322	3,378	10,710

Balance Sheet Data:
Cash and cash equivalents	$43,765	$52,501	$47,179	$35,142	$30,239
Total assets	307,321	327,816	323,329	314,172	309,332
Long-term debt	159,803	159,741	159,679	159,616	159,554
Partners’ equity	120,478	138,750	135,596	129,628	127,788

(1)	The Partnership is not subject to income taxes and the partners include their respective shares of partnership taxable income (loss) in their income tax returns. Therefore, a provision for income taxes is not included in our selected financial information. The partnership agreement requires the Partnership to make distributions to its partners in an amount equal to the maximum marginal federal income tax rate applicable to any partner multiplied by the income of the Partnership for the applicable period. See “Item 5” of this annual report for additional information concerning this provision of the Partnership agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM MIRAGE, entered into a joint venture agreement to establish the Partnership for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

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

Our operating results are highly dependent on the volume of customers visiting and staying at our resort, which in turn impacts the price we can charge for our hotel rooms and other amenities. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room designated by average daily rate (“ADR”) are key indicators for our hotel business.

Significant Factors Affecting Results of Operations

National Economic Downturn

Declining real estate values, higher oil and gas prices, lower consumer confidence, increased unemployment, and the credit market crisis have precipitated a downturn in the national economy and influenced consumers’ discretionary spending. We believe the weakness and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and as a result, our operating performance. In response to the difficult economic environment, our management implemented cost savings measures throughout 2008 and will continue to identify opportunities to further reduce expenses and maximize cash flows. We believe the national economic downturn will continue to negatively affect our operating results in the future; however, we are uncertain as to the duration and magnitude of its impact.

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

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts that have been executed and approved.

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

In September 2008, the Governor of California signed a bill, which is subject to approval by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,000 slot machines. The amendment of the compact of this tribe and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

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

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Through a one-time agreement, the National Bowling Stadium also will host multi-month bowling tournaments in Reno in 2011, usually an off-year for Reno. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. In 2007, the United States Bowling Congress Open Tournament (the “USBC Open Tournament”) began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. The absence of a major bowling tournament in 2008 had a negative impact on our operations during the first half of 2008. The USBC Women’s Tournament, which attracted approximately 55,000 bowlers to the Reno market in 2006, and USBC Open Tournament will return to the Reno market in 2009 and 2010, respectively.

Results of Operations

The following table highlights the results of our operations for the three years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Year ended December 31, 2008	Percentage Change	Year ended December 31, 2007	Percentage Change	Year ended December 31, 2006
Net revenues	$139,475	(13.9)%	$161,980	1.7%	$159,197
Operating expenses	132,133	(4.4)	138,243	3.4	133,722
Operating income	7,342	(69.1)	23,737	(6.8)	25,475
Net income (loss)	(8,778)	(203.3)	8,496	(8.9)	9,322

Net Revenues. Net revenues decreased during 2008 compared to 2007 principally due to declines in casino and rooms revenues and, to a lesser extent, food and beverage revenues. The lack of a major bowling tournament, which has historically benefited all of our revenue segments, had a significant negative impact on our operating results during the current year compared to the 2007 period during which the USBC Open Tournament drove visitation to downtown Reno from mid-February through June. Additionally, we believe the previously discussed factors which impacted the Reno market as a whole including a weak national economy, severe weather during the first quarter of 2008, and increased competition generated by the growth in Native American gaming contributed to the decreases in 2008 compared to 2007.

During 2007 compared to 2006, net revenues rose primarily due to increases in rooms, food and beverage and other revenues. However, positive gains achieved among all revenue segments during the first half of 2007 were partially offset by declines during the latter half of 2007. The principal contributor to the revenue increases during the first half of 2007 was increased visitation generated by the USBC Open Tournament which brought more bowlers to the Reno market than did the 2006 USBC Women’s Tournament. Conversely, business levels declined during the latter half of 2007 resulting in decreased net revenues in comparison to the same period in 2006. We believe these decreases were associated with factors impacting the national tourism market as a whole as a result of the downturn in the United States economy, which appeared to have had a negative impact on Reno and other mid-level markets beginning in the third quarter of 2007. Increased gasoline prices, the continued increase in competition generated by growth in Native American gaming, and a decline in city-wide convention room nights, also contributed to the declines experienced during the latter half of 2007 compared to the same prior year period.

Operating Income and Net Income (Loss). During 2008 compared to 2007, operating income and net income decreased as a result of lower revenues. Cost reduction efforts implemented throughout 2008 resulted in savings in payroll, our largest expense, and lower other variable expenses including advertising media expenditures. However, higher group health insurance and workers’ compensation claims and increased promotional allowances costs allocated to the casino department combined with lower room rates adversely impacted our profit margins during 2008 versus 2007. Depreciation expense rose due to depreciation associated with new capital purchases and contributed to a higher percentage decrease in operating income and net income during 2008 as compared to 2007. Additionally, the decline in the fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan also resulted in lower operating income and net income during 2008 compared to 2007.

During 2007 compared to 2006, operating income and net income both declined as a result of lower casino revenues combined with increases in promotional allowance costs, depreciation expense and selling, general and administrative expenditures along with higher food and beverage expenses.

Revenues

The following table highlights our sources of net operating revenues for the three years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Year ended December 31, 2008	Percentage Change	Year ended December 31, 2007	Percentage Change	Year ended December 31, 2006
Casino	$74,834	(12.6)%	$85,615	(1.8)%	$87,211
Rooms	36,551	(18.8)	45,036	9.0	41,334
Food and beverage	34,966	(8.4)	38,177	5.5	36,185
Other	9,654	9.5	8,815	3.0	8,559
Promotional allowances	16,530	5.5	15,663	11.1	14,092

Casino Revenues. During 2008 compared to 2007, our casino revenues declined due to lower table games drop and slot handle. Table games drop and slot handle declined 10.8% and 14.9%, respectively, during 2008 compared to 2007. We believe the decreases in casino volume and revenues during the current year were associated with the previously discussed factors affecting net revenues.

During 2007 compared to 2006, table games drop rose 3.6% resulting from growth in cash play which was partially offset by declines in credit play associated with high-end customers. Overall slot handle declined 4.8% while tracked handle from players within our customer database fell 1.7% in 2007 compared to 2006. Table games play, and to a lesser extent, slot handle benefited from increased traffic associated with the USBC Open Tournament during the first half of 2007 which generated more visitation than did the USBC Women’s Tournament during the first half of 2006. Historically, the USBC Open Tournament has attracted more table games players as compared to the USBC Women’s Tournament, which has typically had a greater positive impact on slot volume. Gains in casino volume achieved during the first half of 2007 were offset by declines during the second half of 2007 compared to the same periods in 2006. These declines were attributable to the same factors which negatively impacted overall revenues over the same periods. In addition, we believe our slot system conversion combined with a completed migration to 100% ticket-in, ticket-out machines during the fourth quarter of 2007 also contributed to the declines in slot handle in 2007 compared to 2006. Moreover, casino revenues during 2007 compared to 2006 were also impacted by a lower table games hold percentage in 2007 combined with higher table games and slot promotional cash offers which are deducted from casino revenues.

Room Revenues. During 2008 compared to 2007, our ADR and occupancy percentages were $75.77 and 70.22%, respectively, compared to $81.04 and 81.9%, respectively. These declines in ADR and hotel occupancy were primarily due to the lack of a major bowling tournament in 2008 and a decline in city-wide convention room nights combined with fewer leisure and wholesale room nights. Increased competition, additional hotel room inventory, and declines in tourism visitor counts within the Reno market associated with the weak economy also contributed to the decreases in hotel occupancy throughout 2008 compared to 2007.

Despite a slight decline in hotel occupancy, our room revenues increased in 2007 over 2006 as a result of higher room rates. Our ADR and occupancy were $81.04 and 81.9%, respectively, compared to $73.19 and 82.6%, respectively, in 2007 compared to 2006. Increased promotional offers and growth in occupancy associated with the USBC Open Tournament during the first half of 2007 were offset by declines during the second half of 2007 due to fewer convention groups along with the aforementioned negative economic and regional factors. However, despite the challenging environment, we were able to maintain higher room rates throughout 2007 compared to 2006.

Food and Beverage Revenues. Food revenues declined during 2008 compared to 2007 among the majority of our restaurants as a result of fewer guest counts which we believe was attributable to the same factors affecting net revenues. Beverage revenues remained flat during 2008 compared to 2007, and benefited from additional cash sales generated by our new lounge, Aura, which opened in October 2007.

During 2007 compared to 2006, food and beverage revenues increased primarily due to increased beverage revenues generated by our new lounges, Drinx, which opened in December 2006 and Aura. Additionally, food and beverage revenues benefited from increased traffic generated by the USBC Open Tournament during the first half of 2007 along with selective price increases among our buffet, steakhouse and coffee shop outlets, all of which were renovated in late 2006.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. Other revenues increased during 2008 compared to 2007 primarily due to higher entertainment revenues associated with a more aggressive concert schedule in 2008, both in terms of the number of concert dates and popularity of the headliner acts, in an effort to enhance the entertainment offering within downtown Reno. Additionally, incremental revenues were generated by the new ballroom located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. The new city-owned ballroom, which opened in February 2008, is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties. These increased revenues were partially offset by a decline in retail revenues during 2008 compared to 2007.

Other revenues increased in 2007 over 2006 primarily due to higher entertainment revenues attributable to additional concert dates along with a slight increase in retail revenues. These increases were partially offset by a decline in revenues associated with the absence of our events pavilion which was located across North Virginia Street from Silver Legacy on a special events plaza previously owned by our affiliates. The events pavilion was removed in January of 2007 to allow for the construction of the new ballroom facility on the plaza site. Several large banquet functions held in the events pavilion produced revenues throughout the first six months of 2006.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 10.6% in 2008 compared to 8.8% in 2007 and 8.1% in 2006. This year over year growth was primarily attributable to increases in complimentary rooms, food, concert tickets and retail promotional offers to our casino customers in an effort to drive visitation to Silver Legacy, utilize available room inventory, reward customer loyalty and attract new players.

Operating Expenses

The following table highlights our operating expenses for the three years ended December 31, 2008, 2007 and 2006 (dollars in thousands):

	Year ended December 31, 2008	Percentage Change	Year ended December 31, 2007	Percentage Change	Year ended December 31, 2006
Casino	$39,909	(8.4)%	$43,568	0.0%	$43,573
Rooms	10,937	(17.0)	13,182	4.6	12,604
Food and beverage	24,614	(10.0)	27,346	6.4	25,684
Other	7,107	14.0	6,235	(5.4)	6,593
Selling, general and administrative	32,302	(6.0)	34,381	4.5	32,901
Depreciation	15,642	13.5	13,782	8.9	12,656
Change in fair value of life insurance contracts	1,528	532.9	(353)	(3.2)	(342)
Loss on disposition of assets	94	(7.8)	102	92.5	53

Casino Expenses. Casino expenses declined during 2008 compared to 2007 mainly due to decreases in casino payroll, gaming taxes and special event expenditures which were attributable to lower casino volume and cost control measures implemented throughout 2008. These declines were partially offset by a large increase in the cost of rooms, food, retail and concert ticket complimentaries allocated to the casino department which rose throughout the current year as a result of aggressive promotional and direct mail offers to customers within our casino database.

Declines in special events expenditures, marketing costs including direct mail, and the expense related to the expiration of unredeemed complimentaries were offset by a large increase in the cost of rooms, food, beverage and retail complimentaries allocated to the casino department during 2007 compared to 2006.

Room Expenses. Room expenses, principally payroll, supplies and laundry declined during 2008 compared to 2007 as a result of lower hotel occupancy during the 2008 period. In addition, lower travel agent commissions resulting from the absence of a major bowling tournament in 2008 also contributed to the decrease.

While hotel occupancy declined slightly, room expenses increased in 2007 over 2006 due to higher travel agent commissions attributable to the USBC Open Tournament combined with a marginal increase in payroll and supplies costs per occupied room associated with efforts to improve service standards and upgraded amenities for our guests. However, despite these additional expenses, the rooms department was able to attain a higher profit margin in 2007 compared to 2006 as a result of a higher ADR in 2007.

Food and Beverage Expenses. During 2008 compared to 2007, food expenses decreased in conjunction with the decline in restaurant guest counts. During 2008 compared to 2007, the food department was negatively impacted by increased costs of good sold, as a percentage of food revenues, due to rising food prices which were not passed on to our customers via increased prices in our average restaurant check. However, efforts to lower food payroll and other variable expenses such as supplies were successful and helped to offset the growth in our food cost of sales. Beverage expenses rose during 2008 compared to 2007 as a result of increased beverage cost of sales associated with higher beverage product costs, increased promotional offers associated with our lounge, Aura, and increased beverage payroll, as a percentage beverage revenues.

During 2007 compared to 2006, food and beverage expenses increased primarily due to higher food cost of sales and labor in an effort to improve the quality and service throughout our restaurant venues which were renovated in late 2006. Moreover, beverage expenses increased during 2007 compared to 2006 as a result of higher beverage revenues mainly attributable to our two lounges, Drinx and Aura, which opened in December 2006 and October 2007, respectively.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses increased during 2008 compared to 2007 as a result of a more aggressive concert schedule and higher fees paid for headliner acts during the current year in addition to our share of the expenses associated with the newly opened ballroom. These increases were partially offset by declines in retail expenses during 2008 compared to 2007.

During 2007 compared to 2006, other operating expenses declined primarily due to the elimination of expenses associated with the events pavilion along with a decrease in retail expenses. These decreases were partially offset by a marginal increase in entertainment expenses driven by a more aggressive concert schedule in 2007 compared to 2006.

Selling, General and Administrative Expenses. During 2008 compared to 2007, selling, general and administrative expenses decreased mainly as a result of large reductions in advertising television media expenditures, lower payroll among administrative and facilities departments, the elimination of bonus accruals, decreased credit card discounts associated with declining room revenues, and declines in building repairs and maintenance. During the current year, these decreases in expenses were partially offset by higher utilities costs and maintenance contracts related to our computer information systems.

Higher sales and marketing costs were the primary contributors to the increase in selling, general and administrative expenses in 2007 compared to 2006. Additional administrative expenses also drove the increase in expenses as a result of higher credit card discounts attributable to increased room revenues, professional fees associated with Sarbanes-Oxley compliance, and computer maintenance contracts, specifically related to our new slot system.

Depreciation Expense. Depreciation expense increased during 2008 and 2007 compared to the prior years primarily due to additional depreciation associated with new capital purchases.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During 2008, the fair value of these life insurance contracts declined significantly as compared to the prior years in which their fair value increased.

Other (Income) Expense

Other (income) expense is comprised of interest expense and interest income and other. Interest expense remained flat during 2008, 2007 and 2006. Interest income decreased during 2008 compared to 2007 due to a decline in our invested cash reserves resulting from a $10.0 million partner distribution paid in March 2008. During 2007 compared to 2006, interest income increased due to the steady growth in our invested cash reserves.

Liquidity and Capital Resources

Cash Flows from Operating Activities and Working Capital

During 2008, we generated cash flows from operating activities of $12.5 million compared to $21.7 million in 2007 and $25.9 million in 2006. These decreases in cash provided by operations were primarily due to declines in net income of $17.3 million and $0.8 million in 2008 and 2007, respectively, combined with various changes in balance sheet accounts. The changes in these balance sheet accounts represented changes which occurred in the normal course of business. As of December 31, 2008, cash and cash equivalents were $43.8 million, sufficient for normal operating requirements.

Cash Flows from Investing Activities

Cash used in investing activities for 2008 was $11.2 million compared to $11.8 million for 2007 and $10.7 million for 2006, and related primarily to capital expenditures associated with various renovation projects and equipment purchases. The amounts paid for capital expenditures during the 2008 and 2007 periods included cash payments of $3.2 million and $3.3 million, respectively, which represented payables for property and equipment placed in service in 2007 and 2006, respectively. In addition, our capital expenditures for 2008 and 2007 included $0.7 million and $2.5 million, respectively, for equipment purchases for a city-owned ballroom facility located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. In future years, we expect to make capital expenditures to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace. Our executive committee has approved $3.8 million in capital expenditures for 2009.

Cash Flows from Financing Activities

Cash used in financing activities for 2008 was $10.0 million which represented a special distribution of $5.0 million to each partner. No tax distributions were paid to our partners in 2008, and we do not anticipate any distributions with respect to

2008 in 2009 based on our expected final 2008 tax return. Amounts totaling $4.5 million and $3.2 million, respectively, were paid in 2007 and 2006, respectively, representing tax distributions to our partners.

Other Items Affecting Liquidity

Insurance Renewal

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

Partnership Agreement

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to our 10 1/8% mortgage notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i) The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

Repurchase of 10 1/8% Mortgage Notes

In February 2009, the Partnership purchased and retired $17.2 million principal amount of its 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.8 million. The repurchase of the notes reduced the amount of notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. The Partnership’s executive committee has authorized the Partnership to spend up to an additional $8.6 million for the repurchase of notes. Any additional notes acquired will be through open market purchases.

Summary of Expected Sources and Uses of Funds

We believe we have sufficient capital resources to meet all of our obligations for the foreseeable future. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and cash reserves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases, as of December 31, 2008 (in thousands):

Description	2009	2010	2011	2012	2013	Thereafter
Long-term debt	$—	$—	$—	$159,803	$—	$—
Interest payments on long-term debt	14,705	14,459	14,459	2,370	—	—
Operating leases	155	103	4	—	—	—
SERP benefit payments	100	112	285	439	473	3,415

Total	$14,960	$14,674	$14,748	$162,612	$473	$3,415

The repayment of our long-term debt, which at December 31, 2008, consisted of the indebtedness evidenced by our 10 1/8% mortgage notes, is subject to acceleration upon the occurrence of an event of default under the indenture relating to the notes.

We made cash interest payments of $16.2 million, $16.3 million and $16.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. We anticipate that cash payments for interest in 2009 will be approximately $14.7 million based on a decline in our average outstanding borrowings as a result of the aforementioned retirement of a portion of the Notes in February 2009. See “Repurchase of 10 1/8% Mortgage Notes” above.

A special distribution was approved by the Partnership’s executive committee and paid by the Partnership in March 2008. The aggregate amount of the distribution was $10.0 million, of which $5.0 million was paid to each partner. No tax distributions of the Partnership to its partners were paid in 2008 and we do not anticipate any distributions in 2009 with respect to 2008 based on our expected final 2008 tax return. Tax distributions of the Partnership to its partners totaled $4.5 million and $3.2 million in 2007 and 2006, respectively.

10 1/8 % Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, that is junior to a security interest in the same assets securing the Partnership’s obligations under its credit facility and any refinancings of the facility that are permitted pursuant to the terms of the notes. Each of the Partnership’s partners executed a pledge of all of its partnership interests in the Partnership to secure the notes, which is junior to a pledge of those partnership interests to secure the Partnership’s obligations on the credit facility and any refinancings of the facility that are permitted pursuant to the terms of the indenture relating to the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10  1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At December 31, 2008, we were in compliance with all of the covenants in the indenture related to the notes.

Senior Secured Credit Facility

We have a credit facility (as amended, the “Credit Facility”) that provides a $1.0 million revolving facility which was reduced from $10.0 million during the first quarter of 2008. Under the Credit Facility, as currently in effect, we must maintain a maximum ratio of total debt to EBITDA of 4.75 to 1.00 and are also required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 to 1.00 at all times. In addition, the Credit Facility limits capital expenditures to an aggregate of $15.0 million in any twelve-month period. The Credit Facility, which matures on March 30, 2010, is secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranks equal in right of payment to our existing and future senior indebtedness, including our 10 1/8% mortgage notes, but the security interests securing our obligations under the Credit Facility are senior to the security interests securing our obligations on the notes. The Credit Facility contains customary events of default and covenants, including covenants that limit or restrict our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

During 2008 there was no indebtedness outstanding under the Credit Facility. As of December 31, 2008, the Partnership was not in compliance with the financial covenants in the Credit Facility and, consequently, it is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). We believe we may not be in compliance with these covenants throughout 2009. However, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and do not anticipate needing to utilize our borrowing capacity under the Credit Facility in 2009. Our inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the notes.

On August 12, 2008, the Partnership and Bank of America, N.A. executed an amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waived compliance with the Credit Facility’s financial covenants for each subsequent quarter through and including December 31, 2008, provided that no additional credit was extended under the Credit Facility during a quarter for which the waiver was relied upon.

On January 28, 2009, the Partnership executed an additional amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allowed for unconditional prepayments of the notes in an amount up to $20.0 million. The aforementioned financial covenant waiver remains in effect throughout 2009.

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

Players’ Club Point Liability

Our players’ club allows customers to earn “points” based on the volume of their gaming activity. Under the terms of our program, these points are redeemable for certain complimentary services, at the customers’ discretion, including rooms, food, beverage, retail and entertainment tickets. We accrue the expense for unredeemed complimentaries, after consideration of estimated breakage, as they are earned. The value of the cost to provide the complimentaries is expensed as earned and is included in casino expense on our consolidated income statement. To arrive at the estimated cost associated with our players’ club, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which the points will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2008 and 2007, $1.0 million and $0.9 million, respectively, was accrued for the cost of the anticipated redemptions.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31, 2008 and 2007, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Self-Insurance Reserves

Silver Legacy is self insured up to certain limits for our general liability, group health insurance and workmens’ compensation programs. We analyze historical and current pending claims information to estimate amounts to be accrued. In order to mitigate our potential exposure, we have obtained certain stop loss policies. At December 31, 2008 and 2007, $0.5 million and $0.7 million, respectively, was accrued for estimated pending claims.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS 142 and long-lived assets measured at fair value for impairment assessments under SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Partnership’s partial adoption of SFAS 157 in 2008 did not have a material impact on its consolidated financial statements. The Partnership does not believe that its adoption of the remaining provisions of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measure of certain financial instruments and certain other items at fair value and establishes presentation and disclosure requirements to help financial statement users to understand these measurements and their impact on earnings. This statement was effective for the Partnership beginning January 1, 2008. For the year ended December 31, 2008, the Partnership elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value.

In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”) the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. The Partnership does not believe that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. The Partnership currently adheres to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on the Partnership’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. The Partnership believes that the adoption of this FSP will not have a material impact on its consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any derivative financial instruments in 2008. As of December 31, 2008, we had no variable rate debt outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the report of Deloitte & Touche LLP dated March 31, 2009 and the consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. appearing on pages 53 through 69 of this annual report, which are incorporated in this Item 8 by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. The Partnership’s internal control system was designed to provide reasonable assurance that information contained in the Partnership’s consolidated financial statements is reliable, does not contain any untrue statement of a material fact or omit to state a material fact, and fairly presents in all material respects the financial condition, results of operations and cash flows as of and for the periods presented in this annual report.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls provide only reasonable assurances with respect to financial statement preparation. In addition, the effectiveness of internal controls may vary over time due to changes in conditions.

Our management evaluated the internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation as of December 31, 2008, management has concluded that the Partnership’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Overview

The current managing partner of the Partnership is Galleon, Inc. (“Galleon”). Under the terms of the partnership agreement, the managing partner is responsible for the day-to-day management of the business affairs of the Partnership. The managing partner has delegated a substantial portion of its duties to the general manager of Silver Legacy. Although the Partnership is a general partnership between Galleon, which is an indirect wholly-owned subsidiary of MGM MIRAGE, and Eldorado Limited Liability Company (“ELLC”), which is a 96%-owned subsidiary of Eldorado Resorts LLC, the Partnership employs its own separate management team to operate Silver Legacy. An executive committee of the Partnership is responsible for consulting with, reviewing, monitoring and overseeing the performance of the management of Silver Legacy. The executive committee, which functions in a capacity similar to a corporation’s board of directors, does not have any separately designated committees other than an audit committee.

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

The Partnership Agreement provides that the managing partner shall appoint the general manager, subject to approval of the appointment by the executive committee, utilizing the special voting procedures and the procedure for resolving deadlocks described below. Under the terms of the Partnership Agreement, the general manager may be removed by either of the Partnership’s partners upon 30 days written notice. The Partnership Agreement also provides that the managing partner shall appoint the other principal senior management of the Partnership and Silver Legacy, subject to approval of such appointments by the executive committee in the case of the general manager, who is the Partnership’s chief executive officer, and the controller, who is the Partnership’s chief financial officer and accounting officer. The Partnership’s senior management performs such functions, duties, and responsibilities as the managing partner may assign, and serves at the direction and pleasure of the managing partner.

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

In the event Galleon resigns as managing partner, ELLC will have the right and option to become the managing partner of the Partnership and assume all the obligations of the managing partner under the Partnership Agreement, or the partners are required to attempt to appoint a third party to manage the day-to-day business affairs of the Partnership. In that event, if the partners are unable to agree on a manager, then the Partnership shall be dissolved and liquidated in accordance with the provisions of the Partnership Agreement.

The Executive Committee

The executive committee of the Partnership is authorized to review, monitor and oversee the performance of the management of Silver Legacy. The executive committee of the Partnership consists of five members, with three members appointed by the managing partner and two members appointed by the other partner. In the event that neither of the partners is the managing partner, then the executive committee shall consist of five members, with two members appointed by each partner and a fifth member appointed by a third party manager selected by the partners. Each partner may, at any time, appoint alternate members to the executive committee and the alternates will have all the powers of a regular committee member in the absence or inability of a regular committee member to serve. With the exception of the special voting procedures described below, each member of the executive committee is entitled to one vote on each matter decided by the executive committee and each action of the executive committee must be approved by a majority of all of the members of the executive committee, who may be present or voting by proxy.

The current members of the executive committee are James J. Murren, Frank R. Baldwin, and Gary N. Jacobs, each of whom was appointed by Galleon, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC.

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

Audit Committee Financial Expert

The Partnership’s executive committee and Capital’s Board of Directors have each determined that Robert M. Jones, who is a member of the executive committee and Capital’s Board of Directors, and also serves on their audit committee, is an “audit committee financial expert” in that he has the following attributes:

•	an understanding of generally accepted accounting principles and financial statements;

•	the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•

experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Partnership’s financial statements, or experience actively supervising one or more persons engaged in such activities;

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

Code of Ethics

The Partnership’s executive committee and Capital’s Board of Directors have adopted a code of ethics that applies to the Partnership’s and Capital’s principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions. The code of ethics, a copy of which is incorporated by reference as Exhibit 14 to this report, is a written standard designed to deter wrongdoing and to promote:

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

Executive Officers, Members of the Executive Committee and Directors

The following table sets forth certain information concerning our current executive officers, the executive officers of our managing partner, Galleon, the members of the Partnership’s executive committee and the members of the board of directors of Capital.

Name	Age	Positions
Gary L. Carano	56	General Manager of Silver Legacy, Chief Executive Officer of the Partnership, and President and Chief Executive Officer of Capital

Glenn T. Carano	53	Executive Director of Marketing of Silver Legacy and Secretary of the Partnership and Capital

Bruce C. Sexton	55	Assistant General Manager of Silver Legacy and Vice President of Capital

Stephanie D. Lepori	38	Chief Financial Officer of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital

Frank R. Baldwin	71	Member of the Partnership’s Executive Committee and Director of Capital

James J. Murren	47	Member of the Partnership’s Executive Committee and Director of Capital

Gene R. Carano	53	Member of the Partnership’s Executive Committee and Director of Capital

Gary N. Jacobs	63	Member of the Partnership’s Executive Committee and Audit Committee, Director of Capital, and Secretary of Galleon

Robert M. Jones	66	Member of the Partnership’s Executive Committee and Director of Capital

Cathryn Santoro	41	Treasurer of Galleon

John M. McManus	41	Assistant Secretary of Galleon

Gary L. Carano. Mr. Carano has served as General Manager of Silver Legacy and Chief Executive Officer of the Partnership since January 1995 and President and Chief Executive Officer of Capital since its incorporation in August 2001. He is also President and Chief Operating Officer, and a member of the board of managers, of the Eldorado Hotel & Casino and Treasurer of Recreational Enterprises, Inc. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of the Eldorado Hotel & Casino from 1980 to 1994. Gary L. Carano, Glenn T. Carano and Gene R. Carano are brothers.

Glenn T. Carano. Mr. Carano has been the Director of Marketing of Silver Legacy since January 1995, Secretary of the Partnership since August 2001 and Secretary of Capital since November 2001. Prior to 1995, he served as Director of Marketing at the Eldorado Hotel & Casino for eight years. Mr. Carano has served as chairman of the board of directors of the Airport Authority of Washoe County and was a member of the board of the Reno-Sparks Convention & Visitors Authority. He is also presently a member of the board of managers of the Eldorado Hotel & Casino and Secretary of Recreational Enterprises, Inc. From 1977 to 1983, Mr. Carano was a quarterback for the Dallas Cowboys football team.

Bruce C. Sexton. Mr. Sexton has been the Assistant General Manager of Silver Legacy and Vice President of Capital since June 2006. From January 1995 to June 2006, Mr. Sexton was the Chief Financial Officer or Director of Finance and Administration of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership. He was Treasurer of Capital from its incorporation in August 2001, and its Chief Accounting and Financial Officer from November 2001, until June 2006. Mr. Sexton began working at the Circus Circus Hotel and Casino in Reno in 1978 as chief accountant and, before joining Silver Legacy, held the position of Controller at that property for eight years.

Stephanie D. Lepori. Ms. Lepori has been the Chief Financial Officer of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital since June 2006. Ms. Lepori was the Director of Finance or Controller of Silver Legacy from March 1995 until June 2006. From 1992 until she joined Silver Legacy, Ms. Lepori was employed by Arthur Andersen LLP, serving that firm in various positions. Ms. Lepori is a Certified Public Accountant.

Frank R. Baldwin. Mr. Baldwin has been a member of the executive committee of the Partnership and a director of Capital since March 2003. He is currently the Vice President and General Manager of the Circus Circus Hotel and Casino in Reno. From November 1997 until joining the Circus Circus Hotel and Casino in 2003, he was employed by the Luxor Hotel and Casino in Las Vegas, Nevada, most recently as the Director of Casino Operations. Prior to assuming that position in November 1999, Mr. Baldwin was Casino Shift Manager for a period of approximately two years.

James J. Murren. Mr. Murren has been a member of the executive committee of the Partnership since November 2007 and President of Galleon since December 2008. Mr. Murren has served as Chairman and Chief Executive Officer of MGM MIRAGE since December 2008 and Chief Operating Officer since August 2007. Mr. Murren served as President of MGM Mirage from December 1999 until December 2008. He was Chief Financial Officer from January 1998 to August 2007 and Treasurer from November 2001 to August 2007.

Gene R. Carano. Mr. Carano has been a member of the executive committee of the Partnership since December 2000 and a director of Capital since November 2001. Since June 2007, he has been the General Manager of Eldorado Resorts LLC, a position he previously held between 1998 and 2002. In addition, he has been the Vice President and a member of the board of managers of the Eldorado Hotel & Casino since 1996, the Vice President of Eldorado Resorts LLC or its predecessor since 1993, the Secretary of Eldorado Resorts LLC since June 1996, and Vice President of Recreational Enterprises, Inc. since 1983. Prior to 1993, Mr. Carano served as a Co-General Manager of the Eldorado Hotel & Casino and served as its Director of Gaming. Prior to joining Eldorado Resorts LLC, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss.

Gary N. Jacobs. Mr. Jacobs has been a member of the executive committee of the Partnership, director of Capital and Secretary of Galleon since April 2005. He is a member of the Partnership’s audit committee. Mr. Jacobs has served as Executive Vice President and General Counsel of MGM MIRAGE since June 2000 and as Secretary since January 2002. Prior thereto, he was a partner with the law firm of Glaser, Weil, Fink, Jacobs, & Shapiro, LLP.

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

Cathryn Santoro. Ms. Santoro has been Treasurer of Galleon since December 2008 and has served as Senior Vice President and Treasurer of MGM MIRAGE since August 2007. She served as Vice President-Treasury of MGM MIRAGE from August 2004 to August 2007. She was Vice President for Wells Fargo Bank, serving in the gaming division, from June 2001 until August 2004.

John M. McManus. Mr. McManus has been Assistant Secretary of Galleon since July 2008. Mr. McManus has served as Senior Vice President, Assistant General Counsel and Assistant Secretary of MGM MIRAGE since July 2008. He served as Vice President and General Counsel for CityCenter’s residential and retail divisions from January 2006 to July 2008. Prior to this position, Mr. McManus served as General Counsel or Assistant General Counsel for various operating subsidiaries of MGM MIRAGE from May 2001 to January 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

Under the terms of the Partnership’s partnership agreement, the executive committee of the Partnership determines the compensation of the general manager, who is the Partnership’s chief executive officer (“CEO”), and the controller, who is the Partnership’s chief financial officer and accounting officer (“CFO”). The Partnership does not have a separate compensation committee. With the exception of the compensation of the CEO and CFO, which requires the executive committee’s approval, the CEO has responsibility for fixing the compensation of the other named executive officers. The Partnership’s executive committee approves any new elements or significant changes to the existing compensation program, such as the implementation of any new compensation components. In 2008, the Partnership did not grant any plan-based awards. The Partnership does not have publicly traded equity. Accordingly, it does not award any equity-based compensation or utilize any equity-based guidelines in determining the compensation of its named executive officers. There are currently no employment contracts with any of the named executive officers.

Compensation Objectives

Each of the named executive officers has been with the Partnership since Silver Legacy opened in 1995. With the exception of Stephanie Lepori, each of the named executive officers has over 30 years of experience in the Reno gaming market. Stephanie Lepori has 15 years of experience in the Reno gaming market. The Partnership has benefited from this experience and expertise, and its compensation objective is to retain its named executive officers in an effort to support its overall long-term strategic and performance goals. The Partnership attempts to retain its named executive officers by paying total compensation that is fair, competitive and reasonable and by using continued service as one of the determinates of total compensation through the utilization of its supplemental executive retirement program (“SERP”). As a result, the Partnership’s compensation of its named executive officers is designed to reward their continued service and their respective contributions to the maintenance of Silver Legacy’s position as an industry leader within the Reno market through its annual compensation and the utilization of its SERP.

Executive Compensation Components

During the year ended December 31, 2008, the components of compensation for the Partnership’s named executive officers were:

•	base salary;

•	health and life insurance;

•	retirement benefits; and

•	perquisites and other personal benefits.

Base Salary

The Partnership’s original executive committee approved the compensation amounts for Gary Carano, the Partnership’s CEO, and Glenn Carano, the Partnership’s Executive Director of Marketing, when the Partnership was established in 1995. Their base salaries were determined taking into account their extensive knowledge of the Reno market and prior experience in the operation of the adjoining Eldorado Hotel & Casino, which is majority-owned by members of the Carano family, over a period of more than 15 years. The base salaries paid to these named executive officers have not changed since 1995.

The salaries paid in 2008 to the other two named executive officers, Bruce Sexton, the Partnership’s Assistant General Manager, and Stephanie Lepori, the Partnership’s CFO, were determined by the CEO, and approved by the Executive Committee in the case of Stephanie Lepori, on a subjective basis taking into account the salaries for comparable positions at the adjoining properties of our affiliates, Eldorado Hotel & Casino and Circus Circus Hotel-Casino, and other available compensation comparables within our market. In determining their salaries, consideration of his or her responsibility and experience were also taken into account.

All of the salaries and bonuses of the named executive officers were paid in cash. With the exception of the salaries of Gary Carano and Glenn Carano, which have not changed since 1995, salary levels are typically considered annually as part of the Partnership’s performance review process as well as upon a promotion or other change in job responsibility. Any merit based increase in salary is based on a subjective evaluation that, in addition to the factors discussed earlier, takes into account the individual’s performance.

Bonuses

The Partnership’s Chief Executive Officer, along with the Partnership’s Executive Committee, determined to pay no bonuses in 2008 based on the Partnership’s decline in financial results in 2008. This was a departure from the prior two years when the Partnership paid bonuses approved by its executive committee based Partnership’s performance.

Health and Life Insurance

The Partnership offers health insurance benefits as a tool to attract and retain qualified employees. Health insurance is available to all employees who meet certain length of service and hours worked requirements. All covered employees, including our named executive officers, are required to contribute amounts via a payroll deduction which is tiered based on the salary level of the employee and the type of insurance coverage selected.

The Partnership pays premiums for term life and accidental death insurance for all of its employees. The benefit amounts range from $10,000 to $50,000 based on the level of position of the employee. The premium paid for each of our named executive officers is for the maximum benefit of $50,000.

Retirement Benefits

The Partnership offers retirement benefits designed to retain employees and motivate long-term performance. All employees, including our named executive officers, are eligible to participate in the Partnership’s employee savings plan. In addition, certain named executive officers are entitled to participate in the Partnership’s SERP.

SERP

The Partnership established its SERP in 2002 as an important retention tool. The design of the Partnership’s SERP is intended to compensate participants upon retirement at a level equivalent to a percentage of their highest annual compensation received during the last five full calendar years preceding retirement. The percentages were set based on competitive data at the time the plan was implemented, and are evaluated by the Partnership’s retirement consultant and actuary on an annual basis. The Partnership balances the effectiveness of this plan as a compensation and retention tool with the cost to the Partnership of providing the plan. Based on budget and cost constraints, no newly hired or promoted key employees have been admitted to the SERP since its inception date in 2002. The SERP is an unfunded, unsecured obligation of the Partnership and is not qualified for tax purposes. The benefit formula under this plan is described in the section “Pension Benefits.” Management believes the SERP is a strong retention tool because the benefits generally increase with the named executive officers’ continued employment. The executive committee believes the retention objective of the SERP is enhanced by the fact that plan benefits are forfeited should a covered named executive officer enter into employment with a competitor of the Partnership after retirement or termination for cause.

Employee Savings Plan

The Partnership offers a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements and allows an employer matching contribution up to 1.5 percent of each participating employee’s compensation. The plan is qualified under Section 401(k) of the Internal Revenue Code. The Partnership maintains the plan to attract and retain qualified employees, including the named executive officers, and to encourage employees to save some percentage of their cash compensation for their eventual retirement.

Perquisites and Other Personal Benefits

The Partnership provides limited perquisites intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some may be used for personal reasons as well. In 2008, the perquisites provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events.

2009 Actions

Based on the current recession and the Partnership’s financial performance in 2008, the Partnership implemented various cost savings measures in 2009 that impacted the Partnership’s overall compensation program. The annual salary of each salaried employee, including each named executive officer, was reduced by three percent and the matching contribution offered under the Partnership’s 401k savings plan was eliminated.

COMPENSATION COMMITTEE REPORT

The executive committee of the Partnership, which functions in a manner similar to the board of directors of a corporation and does not have a separate compensation committee, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of the Securities and Exchange Commission’s Regulation S-K with management. Based on the review and discussions referred to in the preceding sentence, the Partnership’s executive committee has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2008.

Respectfully submitted by the members of the executive committee.

THE EXECUTIVE COMMITTEE

Frank R. Baldwin

Gene R. Carano

Gary N. Jacobs

Robert M. Jones

James J. Murren

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the Partnership’s named executive officers for the years ended December 31, 2008, 2007 and 2006. During the years ended December 31, 2008, 2007 and 2006, none of the directors or officers of Capital received any remuneration for their services in those capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(1) ($)	All Other Compensation(2) ($)		Total ($)
Gary L. Carano	2008	400,000	—		30,392	16,688	(3)	477,080
General Manager of Silver Legacy and Chief Executive Officer of the Partnership	2007 2006	400,000 400,000	— —		70,941 203,540	15,465 3,123		486,406 606,663

Glenn T. Carano	2008	400,000	—		19,982	36,767	(4)	456,749
Executive Director of Marketing of Silver Legacy and Secretary of the Partnership	2007 2006	400,000 400,000	— —		4,421 59,858	31,978 30,483		436,399 490,341

Bruce C. Sexton (5)	2008	225,000	—		72,161	2,373	(7)	299,534
Assistant General Manager of Silver Legacy	2007 2006	225,000 214,583	2,970 2,970	(6)	2,462 45,866	2,373 2,081		232,805 265,500

Stephanie D. Lepori (8)	2008	155,000	—		—	1,286	(9)	156,286
Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership	2007 2006	152,917 127,083	2,970 2,970	(6)	— —	1,270 1,023		157,157 131,076

(1)	This column sets forth the change in pension value in 2008, 2007 and 2006 for each of the names executive officers participating in the SERP. The value for each year was calculated as the difference between the present value of the names officer’s accrued benefit as of the end of the year, less the value calculated as of the end of the prior year. The present values were calculated using the same discount rate and mortality table that were used in our financial disclosures on those dates. Stephanie Lepori is not covered by the SERP.
(2)	The Partnership provides limited perquisites and personal benefits intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some may be used for personal reasons as well. In 2008 the perquisites and personal benefits provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events. The incremental cost to the Partnership on the perquisites and personal benefits received by Gary Carano and Glenn Carano during each year is included in the table. The value of the perquisites and personal benefits received by each of the two other named executive officers in each year, and in the case of Gary Carano for 2006, is not included in the table because the perquisites and personal benefits received by each of these individuals involved an aggregate incremental cost to the Partnership of less than $10,000. The incremental cost to the Partnership of each perquisite and personal benefit is intended to capture the entire cost to the Partnership of the benefit less any amount which would have otherwise been incurred had the perquisite or benefit not been received.
(3)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Gary Carano and $3,000 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account, and $13,565 of perquisites and personal benefits received in 2008.
(4)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Glenn Carano, $3,875 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account, and $32,767 of perquisites and personal benefits received in 2008. These perquisites and personal benefits include golf membership dues for which the Partnership incurred a cost of $31,472 in 2008, representing the full amount of dues paid by the Partnership on account of Glenn Carano’s golf membership.
(5)	Bruce Sexton held the position of Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership until his promotion to Assistant General Manager of Silver Legacy effective June 13, 2006.
(6)	The highest individual bonus amount paid to all of the Partnership’s salaried and supervisory employees including named executive officers, Bruce Sexton and Stephanie Lepori, was $2,970.
(7)	Includes $123 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Bruce Sexton and $2,250 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account in 2008.
(8)	Stephanie Lepori was promoted to the position of Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership effective June 13, 2006. Prior to such date, she was compensated for her position as Director of Finance for Silver Legacy.
(9)	Includes $123 and in premiums paid by the Partnership for life and accidental death insurance for the benefit of Stephanie Lepori and $1,163 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for her account in 2008.

Pension Benefits

The Partnership offers the SERP to seven of its current employees, including three of its named executive officers, to provide each participating employee a targeted income on retirement relative to the employee’s highest annual compensation (base salary and bonus) amount within the last five full calendar years preceding retirement. The plan is unfunded and is not qualified for tax purposes. Also, the participants’ benefits are subject to the claims of general creditors should the Partnership become insolvent.

Depending on a participating named executive officer’s tier and years of service, the following percentages are applied to his highest annual compensation (base salary and bonus) amount within the last five full calendar years preceding retirement to determine the annual benefit payable upon retirement at or after age 60:

Years of Service(1)	Tier I(2)	Tier II(3)	Tier III
	Applicable Percentage
Less than four (4)	0%	0%	0%
Four (4), but less than (6)	20	15	5
Six (6), but less than eight (8)	25	20	10
Eight (8), but less than ten (10)	30	25	15
Ten (10), but less than twelve (12)	40	30	20
Twelve (12), but less than fourteen (14)	50	35	25
Fourteen (14) or more	60	40	30

(1) Each participating named executive officer had 14 years of service at December 31, 2008.

(2) Gary Carano is a Tier I participant.

(3) Glenn Carano and Bruce Sexton are Tier II participants.

Normal retirement under the plan is at age 65. Because each participating named executive officer has completed four years of service, early retirement benefits may commence for each upon attainment of age 55 at a reduced annual benefit. The annual benefit payable at age 60 is reduced by 5% for each full or partial year the early retirement date precedes age 60. Benefits are not reduced for retirement at/or after age 60.

The following table sets forth for each named executive officer information with respect to the SERP as of December 31, 2008:

Pension Benefits

As of December 31, 2008

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit(1) (d)	Payments During Last Fiscal Year (e)
Gary L. Carano	Silver Legacy Supplemental Executive Retirement Plan	14	$1,132,820	—

Glenn T. Carano	Silver Legacy Supplemental Executive Retirement Plan	14	$637,326	—

Bruce C. Sexton	Silver Legacy Supplemental Executive Retirement Plan	14	$484,961	—

Stephanie D. Lepori(2)	—	—	—	—

(1)	The accumulated benefit is based on years of service and annual compensation (base salary and bonus) for the period through December 31, 2008. The present value is calculated assuming the benefit commences at normal retirement age 65 and that the benefit is payable for life. It is also based on the assumptions included in the accompanying footnotes to the financial statements. As described in these footnotes, the assumed interest rate is 6.54%. If the assumed retirement age were changed to age 60, the present value for each of the named executive officers would instead be $1,755,360, $986,881, and $751,237 for Gary Carano, Glenn Carano and Bruce Sexton, respectively. The post-retirement mortality assumption is based on 110% of the RP2000-Mortality Table. All of the participating named executive officers were vested in the SERP as of December 31, 2008.
(2)	Stephanie Lepori is not covered by the SERP.

Under the SERP, plan benefits vary depending on the event which causes the employment termination. The following is a brief description of the benefits payable upon different termination events:

•

In the event a named executive officer enters into competitive employment after termination or retirement, the named executive officers pension will be forfeited. The forfeiture provision would be waived if the named executive officer’s termination occurs after a change in control.

•	In the event of termination for cause, the named executive officer will forfeit all rights to benefits under the plan.

•

In the event of death before retirement, the named executive officer’s beneficiary will be entitled to receive the present value of the benefit, if any, the named executive officer would have been entitled to receive on the date of death as an early retirement benefit.

•

In the event a disability occurs before retirement, the named executive officer will receive an annual income equal to the accumulated benefit at the time the disability occurs, unreduced for the commencement of the benefit prior to age 65. The benefit will commence immediately if the named executive officer is 55 or older determined at the time the disability occurs, or, if the named executive officer has not reached the age of 55, once the named executive officer attains age 55 and, in either case, will continue as long as the named executive officer remains disabled.

The following table sets forth the respective amounts that would be payable under the SERP upon termination of employment for the reasons indicated assuming the termination event occurred on December 31, 2008.

Pension Benefits Payable Upon Termination

As of December 31, 2008

Name(a)	Lump-Sum Payable Upon Death (b)	Annual Income Payable Upon Disability (Beginning at Age 55) (c)	Annual Income Payable for Life Upon Voluntary Termination (Beginning at Age 60) (d)	Amount Payable Upon Termination for Cause (e)
Gary L. Carano	$1,228,615	$200,000	$200,000	—
Glenn T. Carano	$703,737	$140,000	$140,000	—
Bruce C. Sexton	$528,683	$91,079	$91,079	—
Stephanie D. Lepori (1)	—	—	—	—

(1)	Stephanie Lepori is not covered by the SERP.

Director Compensation

None of the members of the Partnership’s executive committee, which functions in a manner similar to a board of directors of a corporation, the executive officer or director of our managing partner, Galleon, or the members of the board of directors of Capital or its executive officers is compensated by the Partnership or Capital for his services in these capacities. The perquisites and personal benefits received by each member of the executive committee who received perquisites or personal benefits in 2008, 2007, and 2006, consisting of complimentary personal meals and tickets for various events, involved an aggregate incremental cost to the Partnership of less than $10,000.

Compensation Committee Interlocks and Insider Participation

The compensation of the Partnership’s CEO and CFO is determined by the Partnership’s executive committee, and the compensation of the Partnership’s other executives is determined by the Partnership’s CEO. The only individuals who served on the Partnership’s executive committee during the year ended December 31, 2008 were Frank R. Baldwin, Gene R. Carano, Gary N. Jacobs, Robert M. Jones and James J. Murren, each of whom is currently an executive committee member. None of the individuals who served on the executive committee during 2008 is or has ever been an officer or employee of the Partnership or any subsidiary of the Partnership, including Capital.

During the year ended December 31, 2008, Gary L. Carano, the Partnership’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President and Secretary of Eldorado Resorts LLC, served on the Partnership’s executive committee.

Three-Property Payments. Registered hotel guests at Silver Legacy have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Circus Circus Hotel and Casino, Eldorado Hotel & Casino and Silver Legacy. In addition, registered hotel guests at the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino may charge costs incurred at Silver Legacy outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Silver Legacy remits to the other two properties, and the other two properties remit to Silver Legacy, the respective amounts collected for charges incurred at the other properties. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided on a complimentary basis by the other property. The following table sets forth for the year ended December 31, 2008, the respective amounts paid for such complimentary charges by Silver Legacy to the Circus and Eldorado properties and the respective amounts received by Silver Legacy from the Circus and Eldorado properties.

Payor	Payee	Amount
Silver Legacy	Circus Circus	$—
Silver Legacy	Eldorado	26,900
Circus Circus	Silver Legacy	1,200
Eldorado	Silver Legacy	4,800

The Eldorado Hotel & Casino is owned by Eldorado Resorts LLC, which is 51.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

Gary N. Jacobs has, since June 2000, been an executive officer of MGM MIRAGE which acquired Mandalay Resort Group on April 25, 2005 and, as a result of such acquisition, now owns and operates the Circus Circus Hotel and Casino through a wholly owned subsidiary. James J. Murren has since 1999 been an executive officer of MGM MIRAGE. Gene R. Carano is currently assistant general manager of the Eldorado Hotel & Casino and was their general manager from 1996 through 2001. In addition, he has been a vice president and a member of the board of managers of the Eldorado Hotel & Casino since July 1996 and, since July 1996, he and Robert M. Jones have been executive officers of Eldorado Resorts LLC, which owns 96% of ELLC.

Eldorado Limited Liability Company and Galleon, Inc. Subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital (the “Notes”), and prior to the occurrence of a “Liquidating Event,” the Partnership is required by the Agreement of Joint Venture of Circus and Eldorado Joint Venture dated as of March 1, 1994 (the “Original Partnership Agreement, as the same was amended concurrent with the issuance of the Notes and subsequently amended in April 2002, the “Partnership Agreement”) to make distributions to its partners as follows:

(a) For each year, an amount equal to the estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable for corporations for such period; provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

The payment, representing a special distribution, made to the Partnership’s partners during the year ended December 31, 2008 was as follows:

Partner	Amount
ELLC	$5,000,000
Galleon	$5,000,000

ELLC is 96% owned by Eldorado Resorts LLC, which is 51.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership and Gene R. Carano, a member of the Partnership’s executive committee.

Recreational Enterprises, Inc. From time to time, Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the year ended December 31, 2008, the Partnership paid $33,880 for such services. We believe the terms on which we have utilized this service are at least as favorable to us as those that would be available from an unrelated third party. Although there is no agreement obligating the

Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 47% of Eldorado Resorts LLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Sierra Adventure Equipment Leasing, Inc. From time to time, Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht during the year ended December 31, 2008 were based on a flat rate per trip of $3,000 ($2,000 if the trip was shared with our partner, ELLC) and totaled $5,000. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC. Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the year ended December 31, 2008 totaled $62,000.

In October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $72,300 during the year ended December 31, 2008. We believe the terms on which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the year ended December 31, 2008, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $45,300. ELLC, which owns 50% of the Partnership, is 96% owned by Eldorado Resorts LLC.

In April 2008, the Partnership and Eldorado Resort LLC began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance and engineering, of the Eldorado Hotel & Casino and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2008, the Partnership reimbursed Eldorado Resorts LLC $129,200 for the Partnership’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado Hotel & Casino, and Eldorado Resorts LLC reimbursed the Partnership $30,100 for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

MGM MIRAGE. Silver Legacy utilizes 235 spaces in the parking garage at the Circus Circus Hotel and Casino to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays the Circus Circus Hotel and Casino rent in the amount of $5,000 per month. We believe the terms on which we have utilized this service are at least as favorable as those that would have been available from an unrelated third party. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this arrangement for the foreseeable future. The Circus Circus Hotel and Casino is owned by a wholly owned subsidiary of MGM MIRAGE.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Capital

All of the issued and outstanding capital stock of Capital is owned by the Partnership.

The Partnership

The Partnership is a joint venture in the form of a general partnership in which Galleon, Inc., a wholly owned subsidiary of MGM MIRAGE and the Partnership’s managing partner, and Eldorado Limited Liability Company, a 96% owned subsidiary of Eldorado Resorts LLC, each owns a 50% equity interest.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of partnership interests in the Partnership by (i) each person known by the Partnership to be a beneficial owner of a greater than 5% interest in the Partnership, (ii) each partner in the Partnership, (iii) each member of the executive committee of the Partnership, (iv) each director of Capital, (v) each executive officer of the Partnership and Capital, (vi) each executive officer of Galleon, (vii) all executive committee members and executive officers of the Partnership, as a group, and (viii) all directors and executive officers of Capital, as a group. Except as otherwise indicated in the footnotes to the table below, Galleon, Inc. and Eldorado Limited Liability Company each has sole voting and dispositive power with respect to its interest in the Partnership.

Percentage of Partnership Interest in Circus and Eldorado Joint Venture
Galleon, Inc.(1)	50%
Eldorado Limited Liability Company(2)	50%
MGM MIRAGE(1)	50%
Eldorado Resorts LLC(2)	50%
Donald L. Carano	—
Gary L. Carano	—
Glenn T. Carano	—
Bruce C. Sexton	—
Stephanie D. Lepori	—
Frank R. Baldwin	—
James J. Murren	—
Gene R. Carano	—
Gary N. Jacobs	—
Robert M. Jones	—
Cathryn Santoro	—
John M. McManus	—
All executive officers and executive committee members of the Partnership, as a group	—
All executive officers and directors of Capital, as a group	—

(1)	Galleon, Inc. is a wholly owned subsidiary of MGM MIRAGE. Under Rule 13d-3 of the Securities Exchange Act of 1934, MGM MIRAGE may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of its ownership of Galleon, Inc. The address of Galleon, Inc. and MGM MIRAGE is 3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

(2)	Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC. Under Rule 13d-3 of the Securities Exchange Act of 1934, Eldorado Resorts LLC may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Eldorado Limited Liability Company by virtue of direct and/or indirect controlling interests in Eldorado Limited Liability Company. The address of Eldorado Limited Liability Company and Eldorado Resorts LLC is P.O. Box 3399, Reno, Nevada 89505.

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

Unless otherwise agreed by Galleon, Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, or an affiliate controlled by Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, is required to be the manager of and control ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Partnership). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Galleon (or, if applicable, any entity that is a permitted transferee and to which Galleon has transferred its interest in the Partnership) is required to be controlled by Mandalay Resort Group, a wholly owned subsidiary of MGM MIRAGE. In the event the limitation in this paragraph with respect to either partner is breached, the other partner will have the right (but not be required) to exercise the buy-sell provisions described below.

Incorporated herein by reference is the information concerning our partners’ pledges of their interests in the Partnership to secure the repayment of the indebtedness incurred pursuant to the Credit Facility and our 10 1/8% mortgage notes included under the captions “10 1/8% Mortgage Notes” and “Senior Secured Credit Facility” in the Liquidity and Capital Resources section of our Management’s Discussion and Analysis of our Financial Condition and Results of Operations in Item 7 of this report.

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

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2008 for the Partnership and Capital, respectively.

Equity Compensation Plan Information—The Partnership

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Equity Compensation Plan Information—Capital

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information concerning certain transactions, including transactions with entities of which a member of the Partnership’s executive committee is an executive officer or owns a beneficial interest in excess of 10%, see the discussion under the heading “Compensation Committee Interlocks and Insider Participation” in Item 11 of this annual report, which is incorporated herein by reference.

None of the members of the Partnership’s executive committee or its audit committee is independent as that term is defined under the current rules of the NYSE. None of the Partnership’s and Capital’s securities are listed on the NYSE or any other national securities exchange or any national securities association, nor is there any current intention to so list any securities of the Partnership or Capital in the future.

The Partnership has written policies and procedures related to the identification, review and approval of related party transactions. Related party transactions typically involve various transactions with our affiliates, or subsidiaries of our affiliates, which generally provide the Partnership with an opportunity to obtain favorable terms and/or premium products. However, pursuant to the Partnership’s policies and procedures, all related party transactions are reviewed by the executive committee to ensure that the terms are at least as favorable as those obtainable from an unaffiliated third party. Since the beginning of the Partnership’s last fiscal year, there has not been any transaction required to be reported pursuant to Item 404(a) of Securities and Exchange Commission Regulation S-K that was not subject to the prior review and approval of the executive committee, or not so reviewed and approved, pursuant to the Partnership’s policies and procedures.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarizes amounts billed by our auditors, Deloitte & Touche LLP, for accounting fees and services for the years ended December 31, 2008 and 2007.

	2008	2007
Audit fees	$166,400	$195,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees include the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q.

We have an established policy which requires the prior approval by our audit committee of any services provided by our auditors, Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP for 2008 and 2007 were approved by our audit committee in accordance with our prior approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements:

Incorporated by reference in Item 8 of this annual report and included on pages 53 through 69 hereof are the following consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. and the report thereon of independent registered public accounting firm:

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(a)(2)	Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Years ended December 31,
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
2008 Allowance for doubtful accounts	$1,367	$578	$747	$1,198
2007 Allowance for doubtful accounts	779	567	(21)	1,367
2006 Allowance for doubtful accounts	1,075	371	667	779

(a)(3)	The following exhibits are filed as part of this annual report or incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.3	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.1	Indenture, dated as of March 5, 2002, among the Registrants and The Bank of New York, with respect to the 10 1/8% Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.2	Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.3	Security Agreement, dated as of March 5, 2002, by the Registrants for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.4	Assignment of Rent and Revenues, entered into as of February 26, 2002, between Circus and Eldorado Joint Venture and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.5	Collateral Account Agreement, dated as of March 5, 2002, among the Registrants and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.6	Environmental Indemnity, entered into as of March 5, 2002, by the Registrants (Incorporated by reference to Exhibit 10.10.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.7	Registration Rights Agreement, dated as of March 5, 2002, among the Registrants and Banc of America Securities LLC (Incorporated by reference to Exhibit 4.7 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.8	Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp. in favor of Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.9	Second Amended and Restated Security Agreement, dated as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.10	Guarantor Security Agreement, dated as of March 5, 2002, between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.11	Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, but effective March 5, 2002, among Circus and Eldorado Joint Venture, First American Title Company of Nevada, as trustee, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.12	Second Amended and Restated Assignment of Rents and Revenues, entered into as of February 26, 2002, but effective as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.7 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.13	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.8 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.14	Intercreditor Agreement, dated as of March 5, 2002, among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, and the Registrants (Incorporated by reference to Exhibit 10.9.9 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.15	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to the Registrants’ Annual Report on
Form 10-K for the year ended December 31, 2006—Commission File Nos. 333-87202 and 333-87202(01))

10.1*	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2	Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.3	Letter Agreement, dated April 8, 2003, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.4	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.5	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.6	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.7	Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (Incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

10.8	Notice of Extension of Outside Date dated as of March 22, 2005 (Incorporated by reference to Exhibit 99.2 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

10.9	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed June 20, 2005—Commission File Nos. 333-87202 and 333-87202(01))

10.10	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed March 8, 2006—Commission File Nos. 333-87202 and 333-87202(01))

10.11	Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and 333-87202(01))

10.12	Modification of Second Amended and Restated Assignment of Rents and Revenues dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and 333-87202(01))

10.13	Second Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and 333-87202(01))

10.14	Amendment No. 5 to Second Amended and Restated Credit Agreement dated March 28, 2008 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007-Commission File Nos. 333-87202 and 333-87202(01))

10.15	Amendment No. 6 to Second Amended and Restated Credit Agreement dated January 28, 2009 between Circus and Eldorado Joint Venture and Bank of America, N.A.

10.16	Second Modification of Second Amended and Restated Assignment of Rents and Revenues dated January 28, 2009 between Circus and Eldorado Joint Venture and Bank of America, N.A.

10.17	Third Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated January 28, 2009 between Circus and Eldorado Joint Venture and Bank of America, N.A.

14	Financial Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: March 31, 2009	By:	/S/ Gary L. Carano

Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: March 31, 2009	By:	/S/ Gary L. Carano

Gary L. Carano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ Gary L. Carano Gary L. Carano	Chief Executive Officer of Circus and Eldorado Joint Venture and President and Chief Executive Officer of Silver Legacy Capital Corp. (Principal Executive Officer of each Registrant)	March 31, 2009

/S/ Stephanie D. Lepori Stephanie D. Lepori	Controller and Chief Accounting and Financial Officer of Circus and Eldorado Joint Venture and Treasurer and Chief Accounting and Financial Officer of Silver Legacy Capital Corp. (Principal Accounting Officer and Principal Financial Officer of each Registrant)	March 31, 2009

/S/ Frank R. Baldwin Frank R. Baldwin	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2009

/S/ Gene R. Carano Gene R. Carano	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2009

/S/ Gary N. Jacobs Gary N. Jacobs	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2009

/S/ Robert M. Jones Robert M. Jones	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2009

/S/ James J. Murren James J. Murren	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (the “1934 ACT”) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE 1934 ACT.

Other than copies of its annual reports filed with the Securities and Exchange Commission on Form 10-K, the Partnership and Capital do not provide annual reports to their security holders, and no proxy soliciting material has been sent, or is currently anticipated to be sent, to securities holders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture
(d/b/a Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (d/b/a Silver Legacy Resort Casino) and subsidiary (collectively, the “Partnership”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, on December 31, 2007, the Partnership adopted the provisions of Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 31, 2009

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2008 and 2007

(In thousands)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,765	$52,501
Accounts receivable, net	3,082	5,267
Inventories	2,020	2,220
Prepaid expenses and other	3,530	3,092

Total current assets	52,397	63,080
PROPERTY AND EQUIPMENT, NET	247,689	256,212
OTHER ASSETS, NET	7,235	8,524

Total Assets	$307,321	$327,816

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,908	$7,745
Accrued interest	5,401	5,413
Accrued and other liabilities	10,113	10,033

Total current liabilities	20,422	23,191
LONG-TERM DEBT	159,803	159,741
OTHER LONG-TERM LIABILITIES	6,618	6,134

Total liabilities	186,843	189,066

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	120,478	138,750

Total Liabilities and Partners’ Equity	$307,321	$327,816

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
OPERATING REVENUES:
Casino	$74,834	$85,615	$87,211
Rooms	36,551	45,036	41,334
Food and beverage	34,966	38,177	36,185
Other	9,654	8,815	8,559

	156,005	177,643	173,289
Less: promotional allowances	(16,530)	(15,663)	(14,092)

Net operating revenues	139,475	161,980	159,197

OPERATING EXPENSES:
Casino	39,909	43,568	43,573
Rooms	10,937	13,182	12,604
Food and beverage	24,614	27,346	25,684
Other	7,107	6,235	6,593
Selling, general and administrative	32,302	34,381	32,901
Depreciation	15,642	13,782	12,656
Change in fair value of life insurance contracts	1,528	(353)	(342)
Loss on disposition of assets	94	102	53

Total operating expenses	132,133	138,243	133,722

OPERATING INCOME	7,342	23,737	25,475

OTHER (INCOME) EXPENSE:
Interest expense	16,895	16,952	16,987
Interest income	(775)	(1,711)	(834)

Total other expense	16,120	15,241	16,153

NET INCOME (LOSS)	$(8,778)	$8,496	$9,322

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2006	$59,814	$69,814	$129,628
Comprehensive income:
Net income	4,661	4,661	9,322
Other comprehensive income minimum pension liability adjustment	(61)	(61)	(122)

Total comprehensive income	4,600	4,600	9,200
Partners’ distributions	(1,616)	(1,616)	(3,232)

Balance, December 31, 2006(1)	62,798	72,798	135,596

Comprehensive income:
Net income	4,248	4,248	8,496
Other comprehensive income minimum pension liability adjustment	(408)	(408)	(816)

Total comprehensive income	3,840	3,840	7,680
Partners’ distributions	(2,263)	(2,263)	(4,526)

Balance, December 31, 2007(2)	64,375	74,375	138,750

Comprehensive loss:
Net loss	(4,389)	(4,389)	(8,778)
Other comprehensive income minimum pension liability adjustment	253	253	506

Total comprehensive loss	(4,136)	(4,136)	(8,272)
Partners’ distributions	(5,000)	(5,000)	(10,000)

BALANCE, December 31, 2008(3)	$55,239	$65,239	$120,478

(1)	Balances include Accumulated Other Comprehensive Income totaling ($122,000) comprised of ($61,000) each for Galleon, Inc. and ELLC.
(2)	Balances include Accumulated Other Comprehensive Income totaling ($938,000) comprised of ($469,000) each for Galleon, Inc. and ELLC.
(3)	Balances include Accumulated Other Comprehensive Income totaling ($432,000) comprised of ($216,000) each for Galleon, Inc. and ELLC.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,778)	$8,496	$9,322
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,642	13,782	12,656
Amortization	678	686	722
Loss on disposition of assets	94	102	53
Increase in accrued pension cost	990	1,027	840
Provision for doubtful accounts	578	567	371
(Increase) decrease in fair value of life insurance contracts in excess of premiums paid	1,528	(353)	(342)
Changes in assets and liabilities:
Accounts receivable	1,607	173	(337)
Inventories	200	(89)	(74)
Prepaid expenses and other	(449)	254	803
Accounts payable	321	(2,225)	189
Accrued interest	(12)	—	—
Accrued and other liabilities	80	(719)	1,746

Net cash provided by operating activities	12,479	21,701	25,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	148	118	154
Increase in other assets	(840)	(821)	(792)
Purchase of property and equipment	(10,509)	(11,137)	(10,042)

Net cash used in investing activities	(11,201)	(11,840)	(10,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(14)	(13)	—
Distributions to partners	(10,000)	(4,526)	(3,232)

Net cash used in financing activities	(10,014)	(4,539)	(3,232)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase for the year	(8,736)	5,322	12,037
Balance, beginning of year	52,501	47,179	35,142

Balance, end of year	$43,765	$52,501	$47,179

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$16,228	$16,266	$16,266
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$117	$3,276	$—

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

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc.

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160,000,000 principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, our self-insured liability reserves, players’ club liabilities, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

Outstanding Chips and Tokens

The Partnership recognizes the impact on gaming revenues on an annual basis to reflect an estimate of the change in the value of outstanding chips and tokens that are not expected to be redeemed. This estimate is determined by measuring the difference between the total value of chips and tokens placed in service less the value of chips and tokens in the inventory of chips and tokens under our control. This measurement is performed on an annual basis utilizing methodology in which a consistent formula is applied to estimate the percentage value of chips and tokens not in custody that are not expected to be redeemed. In addition to the formula, certain judgments are made with regard to various denominations and souvenir chips and tokens.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, as well as investments purchased with maturities of three months or less at the date of acquisition. The carrying values of these investments approximate their fair values due to their short-term maturities.

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2008, no significant concentrations of credit risk existed for which an allowance had not already been recorded (See Note 2).

Inventories

Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and supplies or specific identification methods for retail merchandise.

Property and Equipment

Property and equipment and other long-lived assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset as follows:

Estimated Service Life
(Years)
Building and other improvements	15-45
Furniture, fixtures, and equipment	3-15

Costs of major improvements are capitalized, while costs of normal repairs and maintenance are expensed as incurred. Gains or losses on dispositions of property and equipment are included in the determination of operating income.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, an estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. For assets to be disposed of we recognize the asset at the lower of carrying value or fair market value, less cost of disposal, as estimated based on comparable asset sales or solicited offers. As of December 31, 2008 and 2007, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Revenue Recognition and Promotional Allowances

In accordance with industry practice, the Partnership recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. Gaming revenues are recognized net of certain cash sales incentives. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The Partnership rewards customers, through the use of our loyalty programs, with complimentaries based on amounts wagered or won that can be redeemed for a specified time period. The retail value of complimentaries is recorded as revenue and then is deducted as promotional allowances as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Food and beverage	$9,134	$9,404	$8,550
Rooms	4,622	3,921	3,658
Other	2,774	2,338	1,884

	$16,530	$15,663	$14,092

The estimated costs of providing such promotional allowances are included in casino expenses and consist of the following (in thousands):

	Years ended December 31,
	2008	2007	2006
Food and beverage	$6,477	$6,457	$5,724
Rooms	1,320	1,087	1,023
Other	2,244	1,801	1,513

	$10,041	$9,345	$8,260

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $6,093,000, $6,977,000 and $6,187,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Federal Income Taxes

The Partnership is not subject to income taxes; therefore, no provision for income taxes has been made, as the Partners include their respective share of the Partnership income (loss) in their income tax returns. The Partnership Agreement provides for the Partnership to make distributions to the Partners in an amount equal to the maximum marginal federal income tax rate applicable to any Partner multiplied by the income (loss) of the Partnership for the applicable period (see Note 11).

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $39,637,600 and $40,786,500, at December 31, 2008 and 2007, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement.

Fair Value of Financial Instruments

Except for the Partnership’s 10 1 /8% mortgage notes, management is of the opinion that the fair value of all of its financial instruments are not materially different from their carrying values due to their short-term nature. The approximate fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $105,600,000 at December 31, 2008.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of revenues, expenses, gains and losses which do not affect net income under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 includes an adjustment to the minimum pension liability and was computed as follows (in thousands):

	2008	2007	2006
Net income (loss)	$(8,778)	$8,496	$9,322
Minimum pension liability adjustment	506	(816)	(122)

Comprehensive income (loss)	$(8,272)	$7,680	$9,200

The reconciliation of accumulated other comprehensive income as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Accumulated other comprehensive income, beginning of year	$938	$122
Minimum pension liability adjustment	(506)	816

Accumulated other comprehensive income, end of year	$432	$938

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 as it applies to certain items, including assets and liabilities initially measured at fair value in a business combination, reporting units and certain assets and liabilities measured at fair value in connection with goodwill impairment tests in accordance with SFAS 142 and long-lived assets measured at fair value for impairment assessments under SFAS 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” This statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Partnership’s partial adoption of SFAS 157 in 2008 did not have a material impact on the consolidated financial statements. The Partnership does not believe that its adoption of the remaining provisions of SFAS 157 will have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities–including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measure of certain financial instruments and certain other items at fair value and establishes presentation and disclosure requirements to help financial statement users to understand these measurements and their impact on earnings. This statement was effective for the Partnership beginning January 1, 2008. For the year ended December 31, 2008, the Partnership elected not to use the fair value option permitted under SFAS 159 for any of its financial assets and financial liabilities that are not already recorded at fair value. In December 2007, the FASB also issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of Accounting Research Bulletin No. 51,” (“SFAS 160”) the provisions of which are effective for periods beginning after December 15, 2008. This statement requires an entity to classify noncontrolling interests in subsidiaries as a separate component of equity. Additionally, transactions between an entity and noncontrolling interests are required to be treated as equity transactions. The Partnership does not believe that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Partnership does not believe that the adoption of SFAS 161 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, and requires enhanced related disclosures. FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008. The Partnership does not believe that the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No.162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement was effective November 15, 2008. The Partnership currently adheres to the hierarchy of GAAP as presented in SFAS 162, and the adoption is not expected to have a material impact on the Partnership’s consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FASB FSP amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE, and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. This FSP is effective for the first reporting period ending after December 15, 2008, and shall apply for each annual and interim reporting period thereafter. The Partnership believes that the adoption of this FSP will not have a material impact on its consolidated financial statements.

Note 2. Accounts Receivable

Accounts receivable, net at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Casino receivables	$2,433	$3,018
Hotel receivables	1,659	3,193
Other receivables	188	423

	4,280	6,634
Less: allowance for doubtful accounts	(1,198)	(1,367)

Accounts receivable, net	$3,082	$5,267

The provision for bad debt expense for the years ended December 31, 2008, 2007 and 2006, was $578,000, $567,000 and $371,000 respectively.

Note 3. Property and Equipment

Property and equipment at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	269,169	269,169
Furniture, fixtures, and equipment	107,283	98,547
Construction in progress	43	3,064

	404,900	399,185
Less: accumulated depreciation	(157,211)	(142,973)

Property and equipment, net	$247,689	$256,212

Substantially all property and equipment of the Partnership collateralize its long-term debt (see Note 6).

Note 4. Other Assets

Other assets, net at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
China, glassware and silverware	$210	$210
Debt issuance costs, net	1,922	2,523
Cash surrender value of life insurance policies	5,003	5,736
Other	100	55

	$7,235	$8,524

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with its issuance of its 10 1/8% mortgage notes due March 2012 and in connection with its bank credit facility (see Note 6). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. At December 31, 2008, the unamortized balance related to the Partnership’s bank credit facility was $2,500 and will be amortized over the remaining term of the facility through March 31, 2009. Costs related to the completed offering of the 10 1/8 mortgage notes included in other assets totaled $1,919,000 and $2,520,000 at December 31, 2008 and 2007, respectively. Accumulated amortization of the debt issuance costs were $4,381,000 and $3,780,000 at December 31, 2008 and 2007, respectively. The amortization of debt issuance costs included in interest expense was $678,400, $685,800 and $722,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Life insurance contracts are purchased to informally fund the Partnership’s Supplemental Executive Retirement Plan. Amounts included in other assets represent the cash surrender value of these life insurance contracts (see Note 9).

Note 5. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Accrued payroll and related	$1,462	$1,631
Accrued vacation	1,669	1,711
Accrued group insurance	715	547
Unclaimed chips and tokens	499	419
Accrued taxes	1,155	1,266
Advance room deposits	541	813
Progressive slot liability	1,900	1,509
Players’ club liability	979	903
Other	1,193	1,234

	$10,113	$10,033

Note 6. Long-Term Debt

Long-term debt at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
10 1/8 % Mortgage Notes due 2012 (net of unamortized discounts of $197 and $259)	$159,803	$159,741
Less current portion	—	—

	$159,803	$159,741

Scheduled maturities of long-term debt are as follows at December 31, 2008 (in thousands):

2009	$—
2010	—
2011	—
2012	159,803

$159,803

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160,000,000 principal amount of senior secured 10 1/8 mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40,000,000. The Credit Facility originally provided for a $20,000,000 senior secured revolving credit facility and a $20,000,000 five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The proceeds from the Notes, together with $26,000,000 in borrowings under the Credit Facility, were used to repay $150,200,000 representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30,000,000 of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6,300,000 in related fees and expenses of the transactions. These fees were capitalized and are included in other assets.

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

During the year ended December 31, 2008, there was no indebtedness outstanding under the Credit Facility. As of December 31, 2008, the Partnership was not in compliance with the financial covenants in the Credit Facility. As described below, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Credit Facility. As a result of the covenant noncompliance at December 31, 2008, the Partnership is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). On August 12, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter through and including December 31, 2008, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes. As of December 31, 2008, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On January 28, 2009, the Partnership executed an additional amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allowed for the unconditional prepayments of the Notes in an amount up to $20,000,000. The aforementioned financial covenants waiver remains in effect throughout 2009.

In February 2009, the Partnership purchased and retired $17,200,000 principal amount of the Notes. The total purchase price of the Notes was approximately $11,400,000, resulting in a gain of approximately $5,800,000. The repurchase of the Notes reduced the amount of Notes outstanding to $142,800,000. The transaction was funded by available invested cash reserves.

Note 7. Other Long-term Liabilities

Other long-term liabilities at December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
Accrued SERP liability	$6,186	$5,196
SERP additional minimum liability	432	938

	$6,618	$6,134

Note 8. Related Parties

An affiliate of each of the Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

The Partnership believes that all of the transactions mentioned below are on terms at least as favorable to the Partnership as would have been obtained from an unrelated party.

Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2008, 2007 and 2006, the Partnership paid $33,880, $28,100 and $38,600, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $3,000 ($2,000 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $5,000, $61,000 and $13,300 during 2008, 2007 and 2006, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2008, 2007, and 2006 were $62,000, $77,200 and $88,500, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2008, 2007 and 2006, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $45,300, $42,800 and $48,100, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $72,300, $53,000 and $51,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The Partnership believes that the terms under which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

In April 2008, the Partnership and Eldorado Resort LLC began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance and engineering, of the Eldorado Hotel & Casino and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2008, the Partnership reimbursed Eldorado Resorts LLC $129,200 for the Partnership’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado Hotel & Casino, and Eldorado Resorts LLC reimbursed the Partnership $30,100 for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

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

Note 9. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allows an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. The Partnership’s matching contributions were $189,200, $281,700 and $251,300, respectively, for the years ended December 31, 2008, 2007 and 2006.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded informally through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $1,022,000, $1,059,000 and $868,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

The following information summarizes activity in the SERP for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$6,134	$5,938
Service cost	395	426
Interest cost	400	339
Actuarial losses	(279)	(538)
Benefits paid	(32)	(31)

Projected benefit obligation at end of year	$6,618	$6,134

Fair Value of Plan Assets(1)	$—	$—

	2008	2007
Reconciliation of Funded Status:
Funded status	$(6,618)	$(6,134)
Unrecognized actuarial loss	(20)	259
Unrecognized prior service cost	453	679

Net amount recognized	$(6,185)	$(5,196)

Amounts Recognized on the Consolidated Balance Sheet:
Accrued net pension cost	$(6,185)	$(5,196)
Additional minimum liability	(432)	(938)
Accumulated other comprehensive loss	432	938

Net amount recognized	$(6,185)	$(5,196)

Weighted Average Assumptions:
Discount rate used to determine benefit obligations (2)	6.54%	5.85%
Discount rate used to determine net periodic benefit cost (2)	6.54%	5.85%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Components of Net Pension Cost:
Current period service cost	$395	$426	$372
Interest cost	400	339	269
Amortization of prior service cost	227	294	227

Net expense	$1,022	$1,059	$868

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2009	$100
2010	112
2011	285
2012	439
2013	473
2014-2018	3,415

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $5,003,400 and $5,736,300 at December 31, 2008 and 2007, respectively. The life insurance contracts had a face value of $10,950,000 at December 31, 2008 and 2007.

(2)	The discount rate utilized was based on the Citigroup Pension Liability Index as of December 31, 2008 with a maturity of 32 years.

Note 10. Commitments and Contingencies

Letters of Credit

The Credit Facility does not allow for the issuance of letters of credit beyond the revolving portion of the Credit Facility of which none was outstanding as of December 31, 2008.

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2008 (in thousands):

2009	$155
2010	103
2011	4
Thereafter	—

$262

Total rental expense under operating leases was $427,600, $444,800 and $206,000 for the years ended December 31, 2008, 2007 and 2006, respectively, which include rental payments associated with cancellable operating leases with terms less than one year.

Litigation

The Partnership is party to various litigation arising in the normal course of business. Management is of the opinion that the ultimate resolution of these matters will not have a material effect on the financial position or the results of operations of the Partnership.

Sales and Use Tax

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

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of December 31, 2008, the Partnership had not recorded income related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Partnership is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

Note 11. Partnership Agreement

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “New Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager. In conjunction with issuance of the Notes, a $2,100,000 distribution was paid to Galleon representing the remaining Priority Allocation payment to MRG pursuant to the Partnership’s original partnership agreement and a special distribution was paid to ELLC and Galleon of $10,000,000 and $20,000,000, respectively.

Total distributions for the year ended December 31, 2008 totaled $10,000,000 and included a distribution of $5,000,000 each to ELLC and Galleon representing a special distribution approved by the Partnership’s executive committee. No tax distributions of the Partnership to its partners were made in 2008 and are not anticipated to be owed based on the expected final

2008 tax return. Total distributions for the year ended December 31, 2007 totaled $4,526,000 and included a distribution of $2,263,000 each to ELLC and Galleon representing fiscal 2007 tax distributions. Total distributions for the year ended December 31, 2006 totaled $3,232,000 and included a distribution of $1,616,000 each to ELLC and Galleon representing fiscal 2006 tax distributions.