Form 10-Q
period 2009-03-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2009-05-15
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filers	☐	Accelerated filers	☐
Non-accelerated filers	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Circus and Eldorado Joint Venture	Yes ☐ No ☒
Silver Legacy Capital Corp.	Yes ☒ No ☐

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at May 15, 2009 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,855	$43,765
Accounts receivable, net	2,304	3,082
Inventories	1,921	2,020
Prepaid expenses and other	3,095	3,530

Total current assets	35,175	52,397
PROPERTY AND EQUIPMENT, NET	244,006	247,689
OTHER ASSETS, NET	6,592	7,235

Total Assets	$285,773	$307,321

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,786	$4,908
Accrued interest	1,206	5,401
Accrued and other liabilities	10,664	10,113

Total current liabilities	15,656	20,422
LONG-TERM DEBT	142,638	159,803
OTHER LONG-TERM LIABILITIES	6,845	6,618

Total liabilities	165,139	186,843
COMMITMENTS AND CONTINGENCIES (Note 6)
PARTNERS’ EQUITY	120,634	120,478

Total Liabilities and Partners’ Equity	$285,773	$307,321

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING REVENUES:
Casino	$15,161	$17,106
Rooms	6,806	8,565
Food and beverage	7,644	8,509
Other	1,529	2,113

	31,140	36,293
Less: promotional allowances	(3,773)	(3,883)

Net operating revenues	27,367	32,410

OPERATING EXPENSES:
Casino	8,748	9,863
Rooms	2,302	2,706
Food and beverage	5,110	6,098
Other	1,047	1,627
Selling, general and administrative	7,189	8,502
Depreciation	4,068	3,770
Change in fair value of life insurance contracts	304	327
Gain on disposition of assets	(2)	(6)

Total operating expenses	28,766	32,887

OPERATING LOSS	(1,399)	(477)

OTHER (INCOME) EXPENSE:
Interest expense	4,036	4,233
Interest income	(45)	(348)
Gain on early retirement of debt	(5,546)	—

Total other (income) expense	(1,555)	3,885

NET INCOME (LOSS)	$156	$(4,362)

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2009 (1)	$55,239	$65,239	$120,478
Net income	78	78	156

BALANCE, March 31, 2009 (1)	$55,317	$65,317	$120,634

(1)	Balances include Accumulated Other Comprehensive Income totaling ($432,000) comprised of ($216,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$156	$(4,362)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,068	3,770
Amortization of debt discounts and issuance costs	164	170
Gain on disposition of assets	(2)	(6)
Gain on early retirement of debt	(5,546)	—
Increase in accrued pension cost	227	248
Provision for doubtful accounts	105	122
Decrease in cash value of insurance policies in excess of premiums paid	304	327
Changes in current assets and current liabilities:
Accounts receivable	673	777
Inventories	99	262
Prepaid expenses and other	435	(310)
Accounts payable	(1,075)	167
Accrued interest	(4,195)	(4,063)
Accrued and other liabilities	551	1,406

Net cash used in operating activities	(4,036)	(1,492)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	2	6
Increase (decrease) in other assets	4	(13)
Purchase of property and equipment	(432)	(4,264)

Net cash used in investing activities	(426)	(4,271)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(10)	(10)
Payments on retirement of long-term debt	(11,438)	—
Distributions to partners	—	(10,000)

Net cash used in financing activities	(11,448)	(10,010)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(15,910)	(15,773)
Balance, beginning of period	43,765	52,501

Balance, end of period	$27,855	$36,728

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,067	$8,126

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$70	$1,350

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by MGM MIRAGE and previously owned and controlled by Mandalay Resort Group (“Mandalay”) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25.0 million and cash of $26.9 million for a total equity investment of $51.9 million. Galleon contributed cash to the Partnership of $51.9 million to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, MGM MIRAGE acquired Mandalay’s ownership of Galleon, Inc.

The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160.0 million principal amount of 10 1/ 8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of March 31, 2009, and the results of operations for the three months ended March 31, 2009 and 2008 and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We are currently evaluating the requirements of this pronouncement and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We are currently evaluating the requirements of FSP FAS 107-1 and APB 28-1 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

Note 2. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $162 and $197, respectively)	$142,638	$159,803

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160.0 million principal amount of senior secured mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40.0 million. The Credit Facility originally provided for a $20.0 million senior secured revolving credit facility and a $20.0 million five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The proceeds from the Notes, together with $26.0 million in borrowings under the Credit Facility, were used to repay $150.2 million representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30.0 million of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6.3 million in related fees and expenses of the transactions. These fees were capitalized and are included in other assets.

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

During the quarter ended March 31, 2009, there was no indebtedness outstanding under the Credit Facility. As of March 31, 2009, the Partnership was not in compliance with the financial covenants in the Credit Facility. As described below, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Credit Facility. As a result of the covenant noncompliance at March 31, 2009, the Partnership is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). On August 12, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes. As of March 31, 2009, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On January 28, 2009, the Partnership executed an additional amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allows for the unconditional expenditure of up to $20.0 million to purchase outstanding Notes provided that no proceeds of loans under the Credit Facility are used for this purpose. The aforementioned financial covenants waiver remains in effect throughout 2009.

In February 2009, the Partnership purchased and retired $17.2 million principal amount of the Notes. The total purchase price of the Notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized debt issuance costs. The repurchase of the Notes reduced the amount of Notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. The Partnership’s executive committee has authorized the Partnership to spend up to an additional $8.6 million (representing the additional amount of funds other than proceeds of loans under the Credit Facility permitted by the terms of the Credit Facility to be unconditionally expended) for the repurchase of Notes. It is anticipated that any additional Notes acquired prior to maturity will be acquired through open market purchases.

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

Note 4. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2009 will be approximately $1.0 million, of which $0.2 million had been accrued as of March 31, 2009.

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

Note 6. Commitments and Contingencies

In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food and non-alcoholic beverages purchased for the use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Partnership had previously paid use tax on these items and has generally filed for refunds for the periods from February 2000 to February 2008 related to this matter. The aggregate amount for which a refund claim is pending is approximately $1.5 million.

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of March 31, 2009, the Partnership had not recorded income related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Partnership is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM MIRAGE, entered into a joint venture agreement to establish the Partnership for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160.0 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games and the second largest number of slot machines and hotel rooms of any property in the Reno market. Silver Legacy’s net operating revenues and results of operations are derived largely from gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

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

Significant Factors Affecting Results of Operations

National Economic Downturn

Declining real estate values, higher oil and gas prices, lower consumer confidence, increased unemployment, and the credit market crisis have precipitated a downturn in the national economy and influenced consumers’ discretionary spending. We believe the weakness and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to identify opportunities to further reduce expenses and maximize cash flows. We believe the national economic downturn will continue to negatively affect our operating results for some period of time; however, we are uncertain as to the duration and magnitude of its impact.

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and results of operations are generated from patrons who are residents of northern California, and, as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, a number of Native American tribes have established large-scale gaming facilities in California and many Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As Native American gaming operations have expanded in northern California, we believe the increasing competition generated by these gaming operations has negatively impacted principally drive-in, day-trip visitor traffic from our main feeder markets in northern California.

Under their current compacts, most Native American tribes in California may operate up to 2,000 slot machines, and up to two gaming facilities may be operated on any one reservation. However, under action taken by the National Indian Gaming Commission, gaming devices similar in appearance to slot machines, but which are deemed to be technological enhancements to bingo style gaming, are not subject to such limits and may be used by tribes without state permission. The number of slot machines the tribes are allowed to operate may increase as a result of any new or amended compacts the tribes may enter into with the State of California that receive the requisite approvals, such as has been the case with respect to a number of new or amended compacts which have been executed and approved.

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

In September 2008, the Governor of California signed a bill, which is subject to approval by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,000 slot machines. The amendment of the compact of this tribe, and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California, to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Through a one-time agreement, the National Bowling Stadium also will host multi-month bowling tournaments in Reno in 2011, usually an off-year for Reno. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. In 2007, the United States Bowling Congress (“USBC”) Open Tournament began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. The absence of a major bowling tournament in 2008 had a negative impact on our operations during the first half of 2008. The USBC

Women’s Tournament, which attracted approximately 55,000 bowlers to the Reno market in 2006, returned in late March 2009. This tournament will continue through the end of June 2009 and is estimated to bring approximately 42,000 bowlers during the 2009 period. The USBC Open Tournament will return to the Reno market in 2010.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008	Percent Change
Net revenues	$27,367	$32,410	(15.6)%
Operating expenses	28,766	32,887	(12.5)
Operating loss	(1,399)	(477)	193.3
Net income (loss)	156	(4,362)	(103.6)

Net Revenues. During the first quarter of 2009 compared to the same prior year period, net revenues decreased primarily due to declines in casino, rooms, and food and beverage revenues. We believe these declines in revenues were attributable to factors impacting Reno’s gaming and tourism market as a whole, including the weak national economy and troubled housing market, specifically within our feeder markets in northern California, the continued increase in competition generated by growth in Native American gaming, and declines in city-wide convention room nights.

Operating Loss and Net Income (Loss). Lower departmental revenues produced an increased operating loss during the first quarter of 2009 compared to the same prior year period. Efforts to control expenses resulted in reduced variable other expenses, as a percentage of revenues. However, higher group health insurance claims and increased promotional allowance costs allocated to the casino department, as a percentage of revenues, in addition to lower room rates adversely impacted our operating results in 2009 compared to 2008. Depreciation expense rose due to additional depreciation associated with new capital equipment purchases and contributed to a higher percentage increase in our operating loss in 2009 versus 2008. During 2009 compared to 2008, net income increased as a result of a $5.5 million gain, net of unamortized debt issuance costs and discounts, on the early retirement of $17.2 million principal amount of our 10 1/8% mortgage notes.

Revenues

The following table highlights the components of net operating revenues (dollars in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008	Percent Change
Casino	$15,161	$17,106	(11.4)%
Rooms	6,806	8,565	(20.5)
Food and beverage	7,644	8,509	(10.2)
Other	1,529	2,113	(27.6)
Promotional allowances	(3,773)	(3,883)	(2.8)

Casino Revenues. Declines in table games drop and slot handle of 11.2% and 14.5%, respectively, resulted in lower casino revenues in 2009 compared to 2008. We believe our casino volume and revenues during the current quarter were negatively impacted by the previously discussed factors affecting net revenues.

Rooms Revenues. Our ADR and occupancy percentages were $64.33 and 62.1% respectively, for the three months ended March 31, 2009 compared to $74.90 and 66.6%, respectively, for the three months ended March 31, 2008. Occupied room nights decreased during the current quarter compared to the same prior year period primarily due to a decline in convention room nights combined with significantly fewer leisure room nights. Increased competition, both locally and within our feeder markets, combined with declines in tourism visitor counts associated with the weak economy also contributed to the decreases in hotel occupancy and ADR in 2009.

Food and Beverage Revenues. Food and beverage revenues declined in 2009 compared to 2008 among all of our venues as a result of fewer guest counts which we believe was attributable to the same factors affecting net revenues. Our average restaurant check remained flat during both periods.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. Other revenues decreased during 2009 compared to 2008 mainly due to decreased entertainment revenues associated with a decline in scheduled concert dates throughout the current quarter. Additionally, retail revenues decreased in 2009 compared to 2008 as a result of decreased on-property traffic during the current quarter. These decreases in revenues were partially offset by incremental revenues that were generated by the new ballroom located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. The new ballroom, which opened in mid-February 2008, is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 12.1% during the three months ended March 31, 2009 compared to 10.7% during the three months ended March 31, 2008. This growth was principally attributable to increases in complimentary rooms, food, concert tickets and retail promotional offers, as a percentage of revenues, to our casino customers during the current quarter in an effort to drive visitation, generate casino play and utilize available room inventory.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended March 31, 2009	Three months ended March 31, 2008	Percent Change
Casino	$8,748	$9,863	(11.3)%
Rooms	2,302	2,706	(14.9)
Food and beverage	5,110	6,098	(16.2)
Other	1,047	1,627	(35.6)
Selling, general and administrative	7,189	8,502	(15.4)
Depreciation	4,068	3,770	7.9
Change in fair value of life insurance contracts	304	327	(7.0)
Gain on disposition of assets	(2)	(6)	(66.7)

Casino Expenses. During 2009 compared to 2008, casino payroll, supplies, gaming taxes and special event costs decreased in conjunction with lower casino volume along with efforts to reduce variable expenditures. These decreases were partially offset by a significant increase in the cost of rooms and other complimentaries, as a percentage of revenues, allocated to the casino department which rose as a result of higher promotional and direct mail offers throughout 2009 to customers within our casino database.

Rooms Expenses. Rooms expenses decreased in 2009 compared to 2008 as a result of declines in occupied rooms. The largest contributors to this decrease were departmental payroll and supplies. Despite the realized expense savings, the profit margin in the rooms department was negatively impacted by the decline in our ADR in 2009 compared to 2008 as competition increased for a reduced number of visitors in the current quarter.

Food and Beverage Expenses. During 2009 compared to 2008, food and beverage expenses decreased in conjunction with the decline in restaurant guest counts. However, lower food cost of sales and food and beverage labor, as a percentage of revenues, resulted in improved profit margins during the current quarter.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. During 2009 compared to 2008, other operating expenses decreased as a result of a less aggressive concert schedule during the current quarter. These decreases were partially offset by a slight increase in our share of the expenses associated with the ballroom.

Selling, General and Administrative Expenses. During 2009 compared to 2008, selling, general and administrative expenses decreased mainly as a result of large reductions in advertising television media expenditures, lower payroll among administrative and facilities departments, decreased utilities costs, fewer credit card discounts associated with declining room revenues, lower professional services, and declines in building repairs and maintenance.

Depreciation Expense. Depreciation expense increased in 2009 compared to 2008 primarily due to higher depreciation associated with new equipment purchases during the latter half of 2008 and first quarter of 2009.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During 2009 and 2008, the fair value of these life insurance contracts declined as compared to the same prior year periods.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and the gain on the early retirement of debt. In February 2009, we purchased and retired $17.2 million principal amount of our 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized offering costs and discounts. As a result of this transaction, which reduced the amount of notes outstanding to $142.8 million, interest expense decreased in 2009 compared to 2008. Interest income decreased during 2009 compared to 2008 due to a decline in our invested cash reserves subsequent to the purchase of notes.

Liquidity and Capital Resources

During the first quarter of 2009, cash flows used in operating activities was $4.0 million compared to $1.5 million during the same prior year period. The $2.5 million increase in cash flows used in operating activities was primarily due to various changes in balance sheet accounts which occurred in the normal course of business. As of March 31, 2009, cash and cash equivalents were $27.9 million, sufficient for normal operating requirements.

Cash used in investing activities for the three months ended March 31, 2009 was $0.4 million compared to $4.3 million for the three months ended March 31, 2008, and related primarily to capital expenditures for various renovation projects and equipment purchases. Capital expenditures were higher in 2008 due to equipment purchases for the city-owned ballroom facility located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. The ballroom opened in February 2008. Our executive committee has approved $3.8 million in capital expenditures for 2009.

Cash used in financing activities during the three months ended March 31, 2009 was $11.4 million which represented a payment for the purchase and retirement of our 10 1/8% mortgage notes. Cash used in financing activities in 2008 was $10.0 million which represented a special distribution of $5.0 million to each partner. Additionally, amounts totaling $10,000 were paid during both the 2009 and 2008 periods, representing costs associated with extensions of the maturity date of our credit facility.

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

10 1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the notes. Each of the Partnership’s partners executed a pledge of all of its partnership interest in the Partnership to secure the notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At March 31, 2009, we were in compliance with all of the covenants in the indenture related to the notes.

In February 2009, the Partnership purchased and retired $17.2 million principal amount of its 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized debt issuance costs and discounts. The repurchase of the notes reduced the amount of notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. The Partnership’s executive committee has authorized the Partnership to spend up to an additional $8.6 million for the repurchase of notes. It is anticipated that any additional notes acquired prior to their maturity will be through open market purchases.

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

During the three months ended March 31, 2009, there was no indebtedness outstanding under the Credit Facility. As of March 31, 2009, the Partnership was not in compliance with the financial covenants in the Credit Facility and, consequently, it is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). We believe we may not be in compliance with these covenants during the remainder of 2009. However, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and do not anticipate needing to utilize our borrowing capacity under the Credit Facility in 2009. Our inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the notes.

On August 12, 2008, the Partnership and Bank of America, N.A. executed an amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waived compliance with the Credit Facility’s financial covenants for each subsequent quarter, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon.

On January 28, 2009, the Partnership executed an additional amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allows for the unconditional expenditure of up to $20.0 million to purchase outstanding notes, provided that no proceeds of loans under the Credit Facility are used for this purpose. The aforementioned financial covenant waiver remains in effect throughout 2009.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies during the three months ended March 31, 2009.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contain or may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2008. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the first quarter of 2009. As of March 31, 2009, we had no variable rate debt outstanding.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 15, 2009	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 15, 2009	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)