Form 10-Q
period 2009-06-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2009-08-14
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filers	☐	Accelerated filers	☐

Non-accelerated filers	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether either of the registrants is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Circus and Eldorado Joint Venture	Yes ☐ No ☒
Silver Legacy Capital Corp.	Yes ☒ No ☐

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at August 14, 2009 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,789	$43,765
Accounts receivable, net	2,919	3,082
Inventories	1,972	2,020
Prepaid expenses and other	2,513	3,530

Total current assets	42,193	52,397
PROPERTY AND EQUIPMENT, NET	240,733	247,689
OTHER ASSETS, NET	6,830	7,235

Total Assets	$289,756	$307,321

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,352	$4,908
Accrued interest	4,821	5,401
Accrued and other liabilities	10,327	10,113

Total current liabilities	19,500	20,422
LONG-TERM DEBT	142,652	159,803
OTHER LONG-TERM LIABILITIES	7,072	6,618

Total liabilities	169,224	186,843
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS’ EQUITY	120,532	120,478

Total Liabilities and Partners’ Equity	$289,756	$307,321

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Casino	$19,907	$19,609	$35,068	$36,715
Rooms	8,791	10,320	15,597	18,885
Food and beverage	8,636	9,061	16,280	17,570
Other	2,071	3,089	3,600	5,202

	39,405	42,079	70,545	78,372
Less: promotional allowances	(5,126)	(4,577)	(8,899)	(8,460)

Net operating revenues	34,279	37,502	61,646	69,912

OPERATING EXPENSES:
Casino	10,200	10,105	18,948	19,968
Rooms	2,616	2,882	4,918	5,588
Food and beverage	5,294	6,322	10,404	12,420
Other	1,267	2,256	2,314	3,883
Selling, general and administrative	7,464	8,224	14,653	16,726
Depreciation	4,105	3,930	8,173	7,700
Change in fair value of life insurance contracts	(379)	64	(75)	391
Loss on disposition of assets	56	91	54	85

Total operating expenses	30,623	33,874	59,389	66,761

OPERATING INCOME	3,656	3,628	2,257	3,151

OTHER (INCOME) EXPENSE:
Interest expense	3,767	4,232	7,803	8,465
Interest income	(9)	(152)	(54)	(500)
Gain on early retirement of debt	—	—	(5,546)	—

Total other expense	3,758	4,080	2,203	7,965

NET INCOME (LOSS)	$(102)	$(452)	$54	$(4,814)

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2009 (1)	$55,239	$65,239	$120,478
Net income	27	27	54

BALANCE, June 30, 2009 (1)	$55,266	$65,266	$120,532

(1)	Balances include Accumulated Other Comprehensive Income totaling ($432,000) comprised of ($216,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54	$(4,814)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	8,173	7,700
Amortization of debt discounts and issuance costs	315	339
Loss on disposition of assets	54	85
Gain on early retirement of debt	(5,546)	—
Increase in accrued pension cost	454	495
Provision for doubtful accounts	248	37
(Increase) decrease in cash value of insurance policies in excess of premiums paid	(75)	392
Changes in current assets and current liabilities:
Accounts receivable	(85)	1,154
Inventories	48	138
Prepaid expenses and other	1,017	(19)
Accounts payable	(515)	(481)
Accrued interest	(580)	—
Accrued and other liabilities	214	214

Net cash provided by operating activities	3,776	5,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	2	74
Increase (decrease) in other assets	7	(54)
Purchase of property and equipment	(1,313)	(7,269)

Net cash used in investing activities	(1,304)	(7,249)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(10)	(14)
Payments on retirement of long-term debt	(11,438)	—
Distributions to partners	—	(10,000)

Net cash used in financing activities	(11,448)	(10,014)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(8,976)	(12,023)
Balance, beginning of period	43,765	52,501

Balance, end of period	$34,789	$40,478

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$8,069	$8,126

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$76	$32

The accompanying condensed notes are an integral part of these consolidated financial statements.

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

The condensed consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160.0 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of June 30, 2009, and the results of operations for the three and six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Statement No. 168, The “FASB Accounting Standards CodificationTM” and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. However, the Codification will not change GAAP, except in limited circumstances, and the content of the Codification will carry the same level of GAAP authority when effective. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our unaudited consolidated financial statements upon adoption other than changes in references to GAAP.

In May 2009, the FASB issued Statement No. 165, Subsequent Events. Effective for interim and annual periods ending after June 15, 2009, Statement No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We completed our evaluation for subsequent events on August 14, 2009, and determined there were no subsequent events to be reported.

In April 2009, the FASB issued Staff Position (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. We adopted FSP FAS 157-4 effective June 30, 2009. Although the adoption of FSP FAS 157-4 did not materially impact our unaudited consolidated financial statements, we are now required to provide additional disclosures, which are included in Note 2.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 and APB 28-1 also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. We adopted FSP FAS 107-1 and APB 28-1 effective June 30, 2009. This pronouncement had no effect on our unaudited consolidated financial statements upon adoption.

Reclassifications

The condensed consolidated financial statements for the three and six month period ended June 30, 2008 reflect the reclassification of the change in the fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan from other expense to operating expense on the Partnership’s Statements of Operations. This reclassification has no effect on previously reported net income and conforms to the current year presentation.

Note 2. Fair Value Measurements

SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing as asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

•	Level 1: Inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities which are accessible as of the measurement date.

•

Level 2: Inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations for the asset or liability that are derived principally from or corroborated by market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.

•

Level 3: Inputs for the valuations are unobservable and are based on management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using the Level 1 methodology. The approximate fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $112.8 million at June 30, 2009.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $148 and $197, respectively)	$142,652	$159,803

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160.0 million principal amount of senior secured mortgage notes due 2012 (“Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40.0 million. The Credit Facility originally provided for a $20.0 million senior secured revolving credit facility and a $20.0 million five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The proceeds from the Notes, together with $26.0 million in borrowings under the Credit Facility, were used to repay $150.2 million representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30.0 million of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6.3 million in related fees and expenses of the transactions. These fees were capitalized and are included in other assets. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10.0 million. On March 28, 2008, the Partnership and Bank of America, N.A. executed an amendment reducing the revolving facility to $1.0 million.

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

During the six months ended June 30, 2009, there was no indebtedness outstanding under the Credit Facility. As of June 30, 2009, the Partnership was not in compliance with the financial covenants in the Credit Facility. As described below, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Credit Facility. As a result of the covenant noncompliance at June 30, 2009, the Partnership is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). On August 12, 2008, the Partnership and Bank of America, N.A. executed an amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter through 2009, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes. As of June 30, 2009, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On January 28, 2009, the Partnership executed an amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allows for the unconditional expenditure of up to $20.0 million to purchase outstanding Notes provided that no proceeds of loans under the Credit Facility are used for this purpose. The aforementioned financial covenants waiver remains in effect throughout 2009.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2009 will be approximately $1.0 million, of which $0.5 million had been accrued as of June 30, 2009.

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

Note 7. Commitments and Contingencies

In March 2008, the Nevada Supreme Court ruled, in a case involving another casino company, that food and non-alcoholic beverages purchased for use in providing complimentary meals to customers and to employees were exempt from sales and use tax. The Partnership had previously paid use tax on these items and has generally filed for refunds for the periods from February 2000 to February 2008 related to this matter. The aggregate amount for which a refund claim is pending is approximately $1.5 million.

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of June 30, 2009, the Partnership had not recorded income related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Partnership is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

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

Significant Factors Affecting Results of Operations

National Economic Downturn

Declining real estate values, lower consumer confidence, increased unemployment, and the credit market crisis have precipitated a downturn in the national economy and influenced consumers’ discretionary spending. We believe the weakness and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to identify opportunities to further reduce expenses and maximize cash flows. We believe the national economic downturn will continue to negatively affect our operating results for some period of time; however, we are uncertain as to the duration and magnitude of its impact.

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

In September 2008, the Governor of California signed a bill, which was subsequently approved by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,000 slot machines. The amendment of the compact of this tribe, and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California, to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Through a one-time agreement, the National Bowling Stadium also will host multi-month bowling tournaments in Reno in 2011, usually an off-year for Reno. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. In 2007, the United States Bowling Congress (“USBC”) Open Tournament began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. The USBC Women’s Tournament, which attracted approximately 55,000 bowlers to the Reno market in 2006, returned in late March 2009. This tournament continued through the end of June 2009 and brought approximately 40,500 bowlers during the 2009 period. While the traffic generated by this tournament benefited the Reno market during the second quarter of 2009, the positive impact was not as significant as in previous years due to a decline in bowler attendance combined with general decreases in consumers’ discretionary spending. The USBC Open Tournament will return to the Reno market in 2010.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended June 30, 2009	Three months ended June 30, 2008	Percent Change	Six months ended June 30, 2009	Six months ended June 30, 2008	Percent Change
Net revenues	$34,279	$37,502	(8.6)%	$61,646	$69,912	(11.8)%
Operating expenses	30,623	33,874	(9.6)	59,389	66,761	(11.0)
Operating income	3,656	3,628	0.8	2,257	3,151	(28.4)
Net income (loss)	(102)	(452)	(77.4)	54	(4,814)	(101.1)

Net Revenues. During the three and six months ended June 30, 2009 compared to the same prior year periods, net revenues decreased primarily due to declines in rooms revenues, and to a lesser extent, food, beverage and entertainment revenues. Casino revenues also declined during the six months ended June 30, 2009 compared to the same prior year period. However, casino revenues increased slightly during the current quarter as a result of the aforementioned USBC Women’s Tournament which drove visitation to downtown Reno from late March through June of 2009. We believe the main contributors to the decline in net revenues during both periods were factors impacting Reno’s gaming and tourism market as a whole, including the weak national economy, declines in city-wide convention room nights and, specifically within our feeder markets in northern California, high unemployment rates, the troubled housing market, and the continued increase in competition generated by growth in Native American gaming.

Operating Income and Net Income (Loss). Efforts to control costs resulted in reduced variable other expenses, as a percentage of revenues, during the three and six months ended June 30, 2009 compared to the same prior year periods. As a result, operating income grew during the current quarter compared to the same prior year period. However, higher group health insurance claims and increased promotional allowance costs allocated to the casino department, as a percentage of revenues, in addition to lower room rates adversely impacted our operating results throughout the 2009 periods compared to the same 2008 periods.

During the six months ended June 30, 2009 compared to the same prior year period, net income increased as a result of a $5.5 million gain, net of unamortized debt issuance costs and discounts, on the early retirement of $17.2 million principal amount of our 10 1 /8% mortgage notes.

Revenues

The following table highlights the components of net operating revenues (dollars in thousands):

	Three months ended June 30, 2009	Three months ended June 30, 2008	Percent Change	Six months ended June 30, 2009	Six months ended June 30, 2008	Percent Change
Casino	$19,907	$19,609	1.5%	$35,068	$36,715	(4.5)%
Rooms	8,791	10,320	(14.8)	15,597	18,885	(17.4)
Food and beverage	8,636	9,061	(4.7)	16,280	17,570	(7.3)
Other	2,071	3,089	(33.0)	3,600	5,202	(30.8)
Promotional allowances	(5,126)	(4,577)	12.0	(8,899)	(8,460)	5.2

Casino Revenues. During the three months ended June 30, 2009 compared to the same prior year period, table games drop decreased 13.7% while slot handle increased 3.3%. Slot handle benefited from the increased visitation generated by the USBC Women’s Tournament during the second quarter of 2009 compared to the same prior year period. Historically, the USBC Women’s Tournament has attracted slot players, as compared to the USBC Open Tournament, and has typically had a greater positive impact on slot volume during associated tournament periods.

Declines in table games drop and slot handle of 12.5% and 5.0%, respectively, resulted in lower casino revenues during the six months ended June 30, 2009 compared to the same prior year period. We believe our casino volume and revenues during 2009 compared to 2008 were negatively impacted by the previously discussed factors affecting overall net revenues.

Rooms Revenues. Our ADR and occupancy percentages were $67.57 and 76.64% respectively, for the three months ended June 30, 2009 compared to $82.20 and 73.96%, respectively, for the three months ended June 30, 2008. Our ADR and occupancy percentages were $66.13 and 69.41% respectively, for the six months ended June 30, 2009 compared to $78.74 and 70.28%, respectively, for the six months ended June 30, 2008. The increase in occupancy during the current quarter was primarily driven by growth in our convention segment attributable to the USBC Women’s Tournament. However, declines in ADR resulting from increased competition, both locally and within our feeder markets, combined with lower tourism visitor counts associated with the weak economy resulted in lower rooms revenues during both periods and also had a negative impact on our overall profit margin throughout the 2009 periods compared to the same 2008 periods.

Food and Beverage Revenues. Despite a 5.0% increase in restaurant guest counts associated with traffic produced by the USBC Women’s Tournament, food and beverage revenues declined during the three months ended June 30, 2009 compared to the same prior year period mainly due to a decrease in banquet revenues resulting from fewer large convention groups throughout the 2009 periods compared to the same 2008 periods.

Food and beverage revenues declined during the six months ended June 30, 2009 compared to the same prior year period as a result of lower guest counts at a majority of our food outlets which we believe was attributable to the same factors affecting net revenues. Additionally, our average restaurant check decreased during the three and six months ending June 30, 2009 due to selective menu pricing revisions in an effort to promote our restaurants and incentivize customers.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. During the three and six months ended June 30, 2009 compared to the same prior year periods, other revenues decreased primarily due to lower entertainment revenues associated with a decline in scheduled concert dates throughout the current year periods. Additionally, retail revenues fell in each of the 2009 periods compared to the 2008 periods due to the same factors affecting net revenues. Ballroom revenues, which were generated by the ballroom facility located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007, remained flat during the three and six months ended June 30, 2009 compared to the same prior year periods. The ballroom, which opened in mid-February 2008, is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 13.0% and 12.6%, respectively, during the three and six months ended June 30, 2009 compared to 10.9% and 10.8%, respectively, during the three and six months ended June 30, 2008. This growth was principally attributable to increases in complimentary rooms, food, concert tickets and retail promotional offers to our casino customers throughout the current year periods in an effort to drive visitation, generate casino play and utilize available room inventory.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended June 30, 2009	Three months ended June 30, 2008	Percent Change	Six months ended June 30, 2009	Six months ended June 30, 2008	Percent Change
Casino	$10,200	$10,105	0.9%	$18,948	$19,968	(5.1)%
Rooms	2,616	2,882	(9.2)	4,918	5,588	(12.0)
Food and beverage	5,294	6,322	(16.3)	10,404	12,420	(16.2)
Other	1,267	2,256	(43.8)	2,314	3,883	(40.4)
Selling, general and

Administrative	7,464	8,224	(9.2)	14,653	16,726	(12.4)
Depreciation	4,105	3,930	4.5	8,173	7,700	6.1
Change in fair value of life insurance contracts	(379)	64	(692.2)	(75)	391	(119.2)
Loss on disposition of assets	56	91	(38.5)	54	85	(36.5)

Casino Expenses. During the three months ended June 30, 2009 compared to same prior year period, casino expenses remained flat despite growth in slot volume. Large decreases in casino payroll were offset by increased promotional expenditures related to the cost of rooms, food, beverage and retail complimentaries allocated to the casino department which rose as a result of an increase in direct mail offers throughout the 2009 period to customers within our casino database.

Declines in casino payroll, supplies, gaming taxes and special event costs decreased during the six months ended June 30, 2009 compared to the same prior year period in conjunction with lower casino volume along with efforts to reduce variable expenditures. These decreases were partially offset by an increase in the cost of rooms and other complimentaries allocated to the casino department.

Rooms Expenses. Rooms expenses declined during the three and six months ended June 30, 2009 compared to the same prior year periods primarily due to decreases in departmental payroll, supplies and bad debt expense. Despite the increase in occupied rooms during the current quarter and realized expense savings throughout the 2009 periods compared to the same 2008 periods, the profit margin in the rooms department was negatively impacted by declines in our ADR as competition increased for a reduced number of visitors to the Reno market throughout the 2009 periods compared to the same 2008 periods.

Food and Beverage Expenses. During the three and six months ended June 30, 2009 compared to the same prior year periods, food and beverage expenses decreased mainly due to declines in food cost of sales and food payroll, both in absolute dollars and as a percentage of revenues. Cost reduction efforts enabled the food department to increase its profit margin significantly during both periods in 2009 compared to the same 2008 periods. Beverage expenses decreased during the three and six months ended June 30, 2009 compared to the same prior year periods in conjunction with the declines in beverage revenues.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses decreased during the three and six months ended June 30, 2009 compared to the same prior year periods primarily as a result of a less aggressive concert schedule throughout the 2009 periods.

Selling, General and Administrative Expenses. During the three and six months ended June 30, 2009 compared to the same prior year periods, selling, general and administrative expenses decreased mainly as a result of substantial reductions in advertising television media expenditures, lower payroll among administrative and facilities departments, decreased utilities costs, fewer credit card discounts associated with declining room revenues, and declines in building repairs and maintenance.

Depreciation Expense. Depreciation expense increased during the three and six months ended June 30, 2009 compared to the same prior year periods primarily due to higher depreciation associated with new equipment purchases during the latter half of 2008 and first quarter of 2009.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During the three and six months ended June 30, 2009, the fair value of these life insurance contracts increased as compared to the same prior year periods.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and the gain on the early retirement of debt. In February 2009, we purchased and retired $17.2 million principal amount of our 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized offering costs and discounts. As a result of this transaction, which reduced the amount of notes outstanding to $142.8 million, interest expense decreased during the three and six months ended June 30, 2009 compared to the same prior year periods and interest income decreased due to a decline in our invested cash reserves subsequent to the purchase of notes.

Liquidity and Capital Resources

During the six months ended June 30, 2009, we generated cash flows from operating activities of $3.7 million compared to $5.2 million during the same prior year period. The $1.5 million decrease in cash flows from operating activities was primarily due to various changes in balance sheet accounts which occurred in the normal course of business. As of June 30, 2009, cash and cash equivalents were $34.8 million, sufficient for normal operating requirements.

Cash used in investing activities for the six months ended June 30, 2009 was $1.3 million compared to $7.2 million for the six months ended June 30, 2009 and related primarily to capital expenditures for various renovation projects and equipment purchases. Capital expenditures were higher in 2008 due to equipment purchases for the city-owned ballroom facility located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. The ballroom opened in February 2008. Our executive committee has approved $3.8 million in capital expenditures for 2009.

Cash used in financing activities during the six months ended June 30, 2009 was $11.4 million which represented a payment for the purchase and retirement of our 10 1/8% mortgage notes. Cash used in financing activities in 2008 was $10.0 million which represented a special distribution of $5.0 million to each partner. Additionally, amounts totaling $10,000 were paid during both the 2009 and 2008 periods representing costs associated with extensions of the maturity date of our credit facility.

In July 2009, we renewed our general and liability insurance policies each covering a 12-month period. Under these policies, the Partnership and the owner of the adjacent Eldorado property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined earthquake coverage of $350 million and combined flood coverage of $250 million. In the event that an earthquake causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $350 million in coverage depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total earthquake coverage) and the portion of the other $130 million, if any, remaining after satisfaction of the claim of Eldorado Resorts LLC with respect to its adjoining property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $250 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $220 million of the coverage amount (based on our percentage of the total flood coverage) and the portion of the other $30 million, if any, remaining after satisfaction of the claim of Eldorado Resorts LLC with respect to its adjoining property.

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

10 1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the notes. Each of the Partnership’s partners executed a pledge of all of its partnership interest in the Partnership to secure the notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At June 30, 2009, we were in compliance with all of the covenants in the indenture related to the notes.

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

During the six months ended June 30, 2009, there was no indebtedness outstanding under the Credit Facility. As of June 30, 2009, the Partnership was not in compliance with the financial covenants in the Credit Facility and, consequently, it is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). We believe we may not be in compliance with these covenants during the remainder of 2009. However, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and do not anticipate needing to utilize our borrowing capacity under the Credit Facility in 2009. Our inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the notes.

On August 12, 2008, the Partnership and Bank of America, N.A. executed an amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter through 2009, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon.

On January 28, 2009, the Partnership executed an amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allows for the unconditional expenditure of up to $20.0 million to purchase outstanding notes, provided that no proceeds of loans under the Credit Facility are used for this purpose.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies during the six months ended June 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the six months ended June 30, 2009. As of June 30, 2009, we had no variable rate debt outstanding.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: August 14, 2009	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: August 14, 2009	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)