Form 10-Q
period 2009-09-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2009-11-13
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at November 13, 2009 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,019	$43,765
Accounts receivable, net	2,370	3,082
Inventories	1,969	2,020
Prepaid expenses and other	3,310	3,530

Total current assets	40,668	52,397
PROPERTY AND EQUIPMENT, NET	237,597	247,689
OTHER ASSETS, NET	7,175	7,235

Total Assets	$285,440	$307,321

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,979	$4,908
Accrued interest	1,206	5,401
Accrued and other liabilities	10,576	10,113

Total current liabilities	15,761	20,422
LONG-TERM DEBT	142,666	159,803
OTHER LONG-TERM LIABILITIES	7,299	6,618

Total liabilities	165,726	186,843
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS’ EQUITY	119,714	120,478

Total Liabilities and Partners’ Equity	$285,440	$307,321

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Casino	$18,601	$21,129	$53,669	$57,844
Rooms	8,723	10,158	24,320	29,043
Food and beverage	8,082	9,098	24,362	26,668
Other	2,087	2,726	5,687	7,928

	37,493	43,111	108,038	121,483
Less: promotional allowances	(4,870)	(4,384)	(13,769)	(12,844)

Net operating revenues	32,623	38,727	94,269	108,639

OPERATING EXPENSES:
Casino	9,725	10,346	28,673	30,314
Rooms	2,355	2,802	7,273	8,390
Food and beverage	5,184	6,339	15,588	18,759
Other	1,340	2,003	3,654	5,886
Selling, general and administrative	7,446	8,034	22,099	24,760
Depreciation	4,106	3,957	12,279	11,657
Change in fair value of life insurance contracts	(486)	550	(561)	941
(Gain) loss on disposition of assets	8	(7)	62	78

Total operating expenses	29,678	34,024	89,067	100,785

OPERATING INCOME	2,945	4,703	5,202	7,854

OTHER (INCOME) EXPENSE:
Interest expense	3,767	4,209	11,570	12,674
Interest income	(4)	(148)	(58)	(648)
Gain on early retirement of debt	—	—	(5,546)	—

Total other expense	3,763	4,061	5,966	12,026

NET INCOME (LOSS)	$(818)	$642	$(764)	$(4,172)

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2009 (1)	$55,239	$65,239	$120,478
Net loss	(382)	(382)	(764)

BALANCE, September 30, 2009 (1)	$54,857	$64,857	$119,714

(1)	Balances include Accumulated Other Comprehensive Income related to a minimum pension liability adjustment totaling ($432,000) comprised of ($216,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(764)	$(4,172)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	12,279	11,657
Amortization of debt discounts and issuance costs	467	509
Loss on disposition of assets	62	78
Gain on early retirement of debt	(5,546)	—
Increase in accrued pension cost	681	743
Provision for doubtful accounts	397	502
(Increase) decrease in cash value of insurance policies in excess of premiums paid	(561)	943
Changes in current assets and current liabilities:
Accounts receivable	315	930
Inventories	51	96
Prepaid expenses and other	212	(478)
Accounts payable	(881)	(301)
Accrued interest	(4,195)	(4,062)
Accrued and other liabilities	463	419

Net cash provided by operating activities	2,980	6,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	9	147
(Increase) decrease in other assets	11	(844)
Capital expenditures, net of construction payable	(2,298)	(9,094)

Net cash used in investing activities	(2,278)	(9,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(10)	(14)
Payments on retirement of long-term debt	(11,438)	—
Distributions to partners	—	(10,000)

Net cash used in financing activities	(11,448)	(10,014)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(10,746)	(12,941)
Balance, beginning of period	43,765	52,501

Balance, end of period	$33,019	$39,560

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$15,299	$16,227

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$69	$32

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

On April 25, 2005, a wholly owned subsidiary of MGM MIRAGE (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM MIRAGE. With the consummation of the merger, Galleon, Inc. became an indirect wholly-owned subsidiary of MGM MIRAGE.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of September 30, 2009, and the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, our self-insured liability reserves, players’ club liabilities, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, the FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”) which was subsequently codified into FASB Accounting Standards Codification (“ASC”) 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards CodificationTM (“Codification”) to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. However, the Codification will not change GAAP, except in limited circumstances, and the content of the Codification will carry the same level of GAAP authority when effective. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. ASC 105 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement had no material effect on our unaudited consolidated financial statements upon adoption other than changes in references to GAAP.

In September 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 is a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities and was subsequently codified into ASC 810. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. We are currently evaluating the requirements of SFAS 167 and have not determined the impact, if any, that the adoption will have on our consolidated financial statements.

Reclassifications

The condensed consolidated financial statements for the three and nine months ended September 30, 2008 reflect the reclassification of the change in the fair value of life insurance contracts that fund a portion of our supplemental executive retirement plan from other expense to operating expense on the Partnership’s Statements of Operations. This reclassification has no effect on previously reported net income and conforms to the current year presentation.

Subsequent Events

During the three months ended June 30, 2009, we adopted Statement No. 165, Subsequent Events (“SFAS 165”) prior to our adoption of the Codification. SFAS 165, subsequently codified into ASC 855, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of this standard did not have a material impact on our consolidated financial statements, but may affect the disclosure of subsequent events in the footnotes thereto.

We have evaluated subsequent events from October 1, 2009 through November 13, 2009, which is the issuance date of these unaudited condensed consolidated financial statements.

Note 2. Fair Value Measurements

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $126.4 million at September 30, 2009.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $134 and $197, respectively)	$142,666	$159,803

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160.0 million principal amount of senior secured mortgage notes due 2012 (the “Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40.0 million. The Credit Facility originally provided for a $20.0 million senior secured revolving credit facility and a $20.0 million five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The proceeds from the Notes, together with $26.0 million in borrowings under the Credit Facility, were used to repay $150.2 million representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30.0 million of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6.3 million in related fees and expenses of the transactions. These fees were capitalized and are included in other assets. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10.0 million. On March 28, 2008, the Partnership and Bank of America, N.A. executed an amendment reducing the revolving facility to $1.0 million.

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and are senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on the Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on the Credit Facility and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

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

During the nine months ended September 30, 2009, there was no indebtedness outstanding under the Credit Facility. As of September 30, 2009, the Partnership was not in compliance with the financial covenants in the Credit Facility. As described below, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Credit Facility. As a result of the covenant noncompliance at September 30, 2009, the Partnership is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). On August 12, 2008, the Partnership and Bank of America, N.A. executed an amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waives compliance with the Credit Facility’s financial covenants for each subsequent quarter through 2009, provided that no additional credit is extended under the Credit Facility during a quarter for which the waiver is relied upon. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the Notes. As of September 30, 2009, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2009 will be approximately $1.0 million, of which $0.7 million had been accrued as of September 30, 2009.

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

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. As of September 30, 2009, the Partnership had not recorded income related to this matter because the refund claims are subject to audit and it is unclear whether the Department will pursue alternative legal theories in connection with certain issues raised in the Supreme Court case in any audit of the refund claims. However, the Partnership is claiming the exemption on sales and use tax returns for periods after February 2008 in light of the Nevada Supreme Court decision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM MIRAGE, entered into a joint venture agreement to establish the Partnership for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160.0 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital, and does not have any operations, assets or revenues.

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

Based on a United States District Court ruling and court order, in October 2009, the California Gambling Control Commission issued licenses for a total of approximately 3,500 additional slot machines to 11 tribes. This new issuance of slot machine licenses resulted from the Ninth Circuit Court of Appeal’s rejection of the state’s request to delay a federal judge’s ruling regarding the legality of the imposed limitation on the number of slot machines tribes that signed gaming compacts in 1999 are allowed to operate. The Governor of California has appealed the judge’s decision and the case is expected to be heard in February 2010.

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

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands) for the periods indicated:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Percent Change	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Percent Change
Net revenues	$32,623	$38,727	(15.8)%	$94,269	$108,639	(13.2)%
Operating expenses	29,678	34,024	(12.8)	89,067	100,785	(11.6)
Operating income	2,945	4,703	(37.4)	5,202	7,854	(33.8)
Net income (loss)	(818)	642	(227.4)	(764)	(4,172)	(81.7)

Net Revenues. During the three and nine months ended September 30, 2009 compared to the same prior year periods, net revenues decreased primarily due to declines in casino and rooms revenues, and to a lesser extent, food, beverage and entertainment revenues. We believe the main contributors to the declines in net revenues during both periods were factors impacting Reno’s gaming and tourism market as a whole, including the weak national economy, declines in city-wide convention room nights and, specifically within our feeder markets in northern California, high unemployment rates, the troubled housing market, and the continued increase in competition generated by Native American gaming in northern California.

Operating Income and Net Income (Loss). During the three and nine months ended September 30, 2009 compared to the same prior year periods, operating income decreased as a result of lower departmental revenues. Significant savings were realized during both periods in 2009 compared to the same periods in 2008 as a result of efforts to reduce payroll and benefits, advertising costs, administrative expenditures and other operating expenses. However, increased promotional allowance costs allocated to the casino department, both in absolute dollars and as a percentage of revenues, in addition to lower room rates adversely impacted our operating results and profit margins throughout each of the 2009 periods compared to the same periods in 2008. Depreciation expense rose due to additional depreciation associated with new capital purchases and contributed to a higher percentage decrease in operating income during the three and nine months ended September 30, 2009 compared to the same prior year periods.

Net income decreased during the three months ended September 30, 2009 compared to the same prior year period as a result of the same factors impacting operating income. During the nine months ended September 30, 2009 compared to the same prior year period, our net loss decreased due to a $5.5 million gain, net of unamortized debt issuance costs and discounts, on the early retirement of $17.2 million principal amount of our 10 1/8% mortgage notes.

Revenues

The following table highlights the components of net operating revenues (dollars in thousands) for the periods indicated:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Percent Change	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Percent Change
Casino	$18,601	$21,129	(12.0)%	$53,669	$57,844	(7.2)%
Rooms	8,723	10,158	(14.1)	24,320	29,043	(16.3)
Food and beverage	8,082	9,098	(11.2)	24,362	26,668	(8.6)
Other	2,087	2,726	(23.4)	5,687	7,928	(28.3)
Promotional allowances	(4,870)	(4,384)	11.1	(13,769)	(12,844)	7.2

Casino Revenues. During the three and nine months ended September 30, 2009 compared to the same prior year periods, casino revenues declined due to lower table games drop and table games hold along with decreases in slot handle. Table games drop and slot handle declined 14.2% and 10.9%, respectively, during the third quarter of 2009 compared to the same prior year period, and declined 13.1% and 7.1%, respectively, during the nine months ended September 30, 2009 compared to the same prior year period. Historically, the USBC Women’s Tournament has attracted more slot players, as compared to the USBC Open Tournament, and has typically had a greater positive impact on slot volume during associated tournament periods. As a result, slot handle benefited during the second quarter of 2009 compared to the same prior year period from the increased visitation generated by the USBC Women’s Tournament. However, this positive impact was offset by the decreases in casino volume and revenues during the remaining 2009 periods compared to the same periods in 2008. These decreases in volume were associated with the previously discussed factors affecting net revenues which have negatively impacted the number of trips and spending levels of our customers throughout the current year.

Rooms Revenues. Our ADR and occupancy percentages were $70.57 and 72.03% respectively, for the three months ended September 30, 2009 compared to $79.96 and 74.00%, respectively, for the three months ended September 30, 2008. Our ADR and occupancy percentages were $67.66 and 70.30% respectively, for the nine months ended September 30, 2009 compared to $79.16 and 71.53%, respectively, for the nine months ended September 30, 2008. While the USBC Women’s Tournament drove hotel occupancy during the second quarter of 2009, this growth was offset by declines in hotel occupancy during the first and third quarters of 2009 compared to the same prior year periods. Additionally, our ADR declined throughout 2009 compared to 2008 as a result of efforts to maximize occupancy levels during slow periods. These decreases in occupancy and ADR resulted from increased competition, both locally and within our feeder markets, along with lower tourism visitor counts and convention room nights associated with the weak economy.

Food and Beverage Revenues. Food and beverage revenues declined during the three and nine months ended September 30, 2009 compared to the same prior year periods as a result of decreases in guest counts at a majority of our food outlets which we believe was attributable to the same factors affecting net revenues. Our average restaurant check decreased during the three and nine months ended September 30, 2009 compared to the same prior year periods due to selective menu pricing revisions in an effort to promote our restaurants and incentivize customers and also contributed to the decline in food and beverage revenues.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. During the three and nine months ended September 30, 2009 compared to the same prior year periods, other revenues decreased principally due to lower entertainment revenues associated with a decline in scheduled concert dates throughout the current year periods. Retail revenues fell during each of the 2009 periods compared to the 2008 periods due to the same factors affecting net revenues. Ballroom revenues, which were generated by the ballroom facility located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007, declined during the three and nine months ended September 30, 2009 compared to the same prior year periods as a result of fewer conventions utilizing the facility during the current year periods. The ballroom, which opened in mid-February 2008, is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 13.0% and 12.7%, respectively, during the three and nine months ended September 30, 2009 compared to 10.2% and 10.6%, respectively, during the three and nine months ended September 30, 2008. These increases were attributable to increases in complimentary rooms, food, concert tickets and retail promotional offers to our casino customers throughout the current year periods in an effort to drive visitation, maintain customer loyalty, generate casino play and utilize available room inventory.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands) for the periods indicated:

	Three months ended September 30, 2009	Three months ended September 30, 2008	Percent Change	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Percent Change
Casino	$9,725	$10,346	(6.0)%	$28,673	$30,314	(5.4)%
Rooms	2,355	2,802	(16.0)	7,273	8,390	(13.3)
Food and beverage	5,184	6,339	(18.2)	15,588	18,759	(16.9)
Other	1,340	2,003	(33.1)	3,654	5,886	(37.9)
Selling, general and Administrative	7,446	8,034	(7.3)	22,099	24,760	(10.7)
Depreciation	4,106	3,957	3.8	12,279	11,657	5.3
Change in fair value of life insurance contracts	(486)	550	(188.4)	(561)	941	(160.0)
Loss on disposition of assets	8	(7)	(214.3)	62	78	(20.5)

Casino Expenses. Casino expenses declined during the three and nine months ended September 30, 2009 compared to same prior year periods primarily due to decreases in casino payroll, repairs and maintenance, gaming taxes, bad debt expense, special event costs, and the liability associated with unredeemed players’ club complimentaries in conjunction with lower casino volume along with efforts to reduce variable expenditures. These decreases were partially offset by increased direct mail costs and promotional allowances related to the cost of rooms, food, beverage and retail complimentaries allocated to the casino department which rose as a result of an increase in direct mail offers throughout the 2009 periods to customers within our casino database.

Rooms Expenses. Rooms expenses declined during the three and nine months ended September 30, 2009 compared to the same prior year periods primarily due to decreases in departmental payroll, repairs and maintenance and laundry expense. Despite successful efforts to reduce costs on a per occupied room basis, the profit margin in the rooms department was negatively impacted by declines in our ADR as competition increased for a reduced number of visitors to the Reno market throughout the 2009 periods compared to the same 2008 periods.

Food and Beverage Expenses. During the three and nine months ended September 30, 2009 compared to the same prior year periods, food and beverage expenses decreased mainly due to declines in food costs, both in absolute dollars and as a percentage of revenues. Cost reduction efforts enabled the food department to increase its profit margin significantly during both periods in 2009 compared to the same 2008 periods. Beverage expenses decreased during the three and nine months ended September 30, 2009 compared to the same prior year periods in conjunction with the declines in beverage revenues.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional entertainers’ fees. Other operating expenses decreased during the three and nine months ended September 30, 2009 compared to the same prior year periods primarily as a result of a less aggressive concert schedule.

Selling, General and Administrative Expenses. During the three and nine months ended September 30, 2009 compared to the same prior year periods, selling, general and administrative expenses decreased mainly due to substantial reductions in advertising expenditures, lower payroll among administrative and facilities departments, decreased utilities costs, fewer credit card discounts associated with declining room revenues, and declines in building repairs and maintenance, professional services and human resources departmental expenditures.

Depreciation Expense. Depreciation expense increased during the three and nine months ended September 30, 2009 compared to the same prior year periods primarily due to higher depreciation associated with new equipment purchases in 2009.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that fund a portion of our supplemental executive retirement plan. During the three and nine months ended September 30, 2009, the fair value of these life insurance contracts increased as compared to the same prior year periods.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and the gain on the early retirement of debt. In February 2009, we purchased and retired $17.2 million principal amount of our 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized offering costs and discounts. As a result of this transaction, which reduced the principal amount of notes outstanding to $142.8 million, interest expense decreased during the three and nine months ended September 30, 2009 compared to the same prior year periods and interest income decreased due to a decline in our invested cash reserves subsequent to the purchase of notes.

Liquidity and Capital Resources

During the nine months ended September 30, 2009, we generated cash flows from operating activities of $3.0 million compared to $6.9 million during the same prior year period. The $3.9 million decrease in cash flows from operating activities was primarily due to the decline in operating income along with various changes in balance sheet accounts which occurred in the normal course of business. As of September 30, 2009, cash and cash equivalents were $33.0 million, sufficient for normal operating requirements.

Cash used in investing activities for the nine months ended September 30, 2009 was $2.3 million compared to $9.8 million for the nine months ended September 30, 2008 and related primarily to capital expenditures for various renovation projects and equipment purchases. Capital expenditures were higher in 2008 due to equipment purchases for the city-owned ballroom facility located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. The ballroom opened in February 2008. Our executive committee has approved $3.8 million in capital expenditures for 2009, of which $2.2 million had been incurred at September 30, 2009.

Cash used in financing activities during the nine months ended September 30, 2009 was $11.4 million which represented a payment for the purchase and retirement of $17.2 million principal amount of our 10 1/8% mortgage notes. Cash used in financing activities in 2008 was $10.0 million which represented a special distribution of $5.0 million to each partner. Additionally, amounts totaling $10,000 were paid during both the 2009 and 2008 periods representing costs associated with extensions of the maturity date of our credit facility.

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

10 1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, which is junior to a security interest in such assets securing the Partnership’s obligations under its credit facility and any refinancings of such facility that are permitted pursuant to the terms of the notes. Each of the Partnership’s partners executed a pledge of all of its partnership interest in the Partnership to secure the notes, which is junior to a pledge of such partnership interest to secure the Partnership’s obligations on the credit facility and any refinancings of such facility that are permitted pursuant to the terms of the indenture relating to the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on

March 1 and September 1 of each year, commencing on September 1, 2002. At September 30, 2009, we were in compliance with all of the covenants in the indenture related to the notes.

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

During the nine months ended September 30, 2009, there was no indebtedness outstanding under the Credit Facility. As of September 30, 2009, the Partnership was not in compliance with the financial covenants in the Credit Facility and, consequently, it is precluded from utilizing the Credit Facility until it has completed a fiscal quarter as to which it is in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). We believe we may not be in compliance with these covenants during the remainder of 2009. However, we believe we have sufficient cash to meet all of our obligations for the foreseeable future and do not anticipate needing to utilize our borrowing capacity under the Credit Facility in 2009. Our inability to satisfy the covenant ratios in the Credit Facility does not constitute a default under the indenture relating to the notes.

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

On January 28, 2009, the Partnership executed an amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allows for the unconditional expenditure of up to $20.0 million to purchase outstanding notes, provided that no proceeds of loans under the Credit Facility are used for this purpose. Of the permitted $20.0 million of expenditures, as of September 30, 2009, the Partnership had spent $11.4 million and was allowed to spend an additional $8.6 million for the repurchase of notes.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies during the nine months ended September 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the nine months ended September 30, 2009. As of September 30, 2009, we had no variable rate debt outstanding.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, our disclosure controls and procedures are effective.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 5. Other Information

Effective November 12, 2009, Frank R. Baldwin resigned from the Partnership’s Executive Committee. Effective the same date, Donald D. Thrasher was appointed to the Partnership’s Executive Committee. Mr. Thrasher may be designated to serve on the Partnership’s Audit Committee. Mr. Thrasher is President and Chief Operating Officer of Circus Circus Las Vegas which is owned by MGM MIRAGE.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 13, 2009	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 13, 2009	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)