Form 10-K
period 2009-12-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2010-03-31
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at March 31, 2010 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

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

Silver Legacy has approximately 87,300 square feet of gaming space situated on two levels. At December 31, 2009, Silver Legacy featured 1,506 slot machines and 63 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, in addition to keno, PokerPro, and a race and sportsbook. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

Silver Legacy’s hotel, the tallest building in northern Nevada, is a “Y”-shaped structure with three wings, consisting of 37-, 34- and 31-floor tiers. An enclosed, climate controlled skywalk over North Sierra Street links the hotel to the main casino, restaurants and additional public areas on the mezzanine level. The hotel currently offers 1,709 guest rooms, including 141 player spa suites, eight penthouse suites, and seven hospitality suites.

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

In addition to our in-house exhibit and convention space, we had since 1999 utilized an additional 40,000 square feet of space in the City Center Pavilion, which was located across North Virginia Street from Silver Legacy on a special events plaza then owned by our affiliates. The City Center Pavilion was removed in January 2007 to allow for the construction of a city-owned ballroom facility on the plaza site, which our affiliates contributed to the City of Reno. The 50,000 square-foot facility, which opened in February 2008 and is operated and managed by Silver Legacy, together with Eldorado and Circus, complements the existing Reno Events Center and provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.

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

We attract our target customers through newspaper, radio, television, Internet and direct mail campaigns locally and in northern California, the Pacific northwest and other regional travel markets. Silver Legacy utilizes a broad special events calendar, along with our guest development program, including selective casino credit, to attract and retain our target customers. In addition, we utilize our hotel rooms, restaurants and other amenities to offer complimentaries to a broad spectrum of established casino guests. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning and redeeming complimentaries. The convention groups and wholesale/specialty market segments contribute to our hotel occupancy during slower mid-week periods. For the twelve months ended December 31, 2009 and 2008, our average occupancy rates were 67.7% and 70.2%, respectively, compared to 64.7% and 66.6%, respectively, for the Reno market (according to the Reno-Sparks Convention & Visitors Authority).

The primary source of our revenues is the casino, although the hotel, restaurants, bars, shops and other services are an important adjunct to the casino. The following table sets forth the respective contributions to our net revenues on a dollar and percentage basis of our major activities at Silver Legacy for each of the three most recent fiscal years.

	2009		2008		2007
	(dollars in thousands)
Revenues:
Casino(1)	$68,767	56.3%	$74,834	53.7%	$85,615	52.9%
Hotel(2)	31,009	25.4	36,551	26.2	45,036	27.8
Food and beverage(2)	31,871	26.1	34,966	25.1	38,177	23.6
Other(2)	7,939	6.5	9,654	6.9	8,815	5.4

	139,586	114.3	156,005	111.9	177,643	109.7
Less:
Promotional allowances(2)	(17,482)	(14.3)	(16,530)	(11.9)	(15,663)	(9.7)

Net revenues	$122,104	100.0%	$139,475	100.0%	$161,980	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less cash incentives provided to customers.
(2)	Hotel, food and beverage and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

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

Center of Three-Property Destination Resort. Silver Legacy, together with the Eldorado and Circus properties, comprises the heart of the Reno market’s prime gaming area and room base, providing the most extensive variety of gaming, lodging, dining and entertainment amenities in the Reno area. As of December 31, 2009, the three-property complex offered 4,096 rooms, 20 restaurants, 3,778 slot machines, 143 table games and parking to accommodate approximately 6,100 vehicles, representing approximately 25.4% of the Reno market’s total room base, 23.4% of the Reno market’s total slot machines, and 31.8% of the Reno market’s total table games. We believe that the centralized location and critical mass of these three properties, together with the seamless connections between the facilities, provide Silver Legacy with significant advantages over other freestanding hotel-casinos in the Reno market.

Headliner Entertainment and Premium Dining. Our customers are attracted to Silver Legacy’s entertainment and award-winning cuisine. For the year ended December 31, 2009, approximately 40 nights of headliner entertainment were scheduled in our 1,600-seat Grande Exposition Hall making Silver Legacy a leading headliner entertainment venue in the Reno market. Entertainers who appeared at Silver Legacy during 2009 included 3 Doors Down, Rodney Carrington, The Doobie Brothers, Dwight Yoakam, Moody Blues, Wanda Sykes, and Carlos Mencia. Silver Legacy also features Catch a Rising Star, a 220-seat, nationally recognized comedy club. Throughout 2009, we also utilized the city-owned Reno Events Center as a venue for nine nights of entertainment which we co-sponsored or produced with one or more other downtown properties. We were able to take advantage of this facility’s larger seating capacity and attract popular headliner acts including Rob Thomas, Kelly Clarkson, Il Divo, Motley Crue and Trans-Siberian Orchestra. In addition to the Grande Exposition Hall and the Reno Events Center, Silver Legacy co-sponsored or produced nine nights of entertainment in the Reno Ballroom which offers seating for approximately 3,000 attendees. Reno Ballroom entertainers included Staind and Tom Jones.

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

Circus Circus Hotel and Casino. The Circus Circus Hotel and Casino features 1,572 guestrooms and a 70,000 square-foot casino, which, as of December 31, 2009, featured 923 slot machines and 35 table games. The property offers its guests a variety of circus acts performed daily, free of charge, under a “Big Top” above the casino. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The property features three specialty restaurants, The Steakhouse at Circus, Kokopelli’s Sushi Bar, and Smokin’ Gecko’s BBQ, in addition to a 464-seat buffet, coffee shop, deli/bakery, fast food snack bar, cocktail lounges, gift shop, specialty shops, parking facilities for approximately 3,200 vehicles, and approximately 37,000 square feet of convention space.

Eldorado Hotel & Casino. This property is a luxurious hotel-casino offering approximately 76,500 square feet of gaming space. Its three hotel towers have a total of 815 guestrooms, including 17 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one or two bedroom suites. As of December 31, 2009, this property’s casino featured 1,349 slot machines and 45 table games, as well as poker, keno and a race and sports book. The property is renowned for its seven restaurants, including Bistro Roxy, La Strada and a 340-seat buffet. Additional amenities include a casino cabaret, bars and lounges, parking facilities for approximately 1,100 vehicles, and approximately 12,400 square feet of convention space.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of 428,000 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event and Hot August Nights, a vintage car event. In addition, the National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Through a one-time agreement, the National Bowling Stadium also will host multi-month bowling tournaments in 2011, usually an off-year for Reno.

According to the Nevada Commission on Tourism and the Reno-Sparks Convention & Visitors Authority, the greater Reno area attracted an estimated 4.4 million and 4.8 million visitors during the twelve months ended June 30, 2009 and 2008, respectively. The following table sets forth certain statistical information for the Reno market for the years 2005 through 2009 as reported by the Reno-Sparks Convention & Visitors Authority, the Nevada Commission on Tourism and the Nevada State Gaming Control Board.

	2009	2008	2007	2006	2005
Gaming Revenues(000’s)(1)	$715,234	$831,889	$928,500	$940,315	$920,722
Gaming Positions(2)(3)	19,009	20,217	21,670	21,794	23,666
Hotel Rooms(2)	16,134	15,637	15,292	14,393	14,620
Average Hotel Occupancy Rate(1)	64.7%	66.6%	75.4%	76.6%	75.6%
Visitors(4)	4,431,072	4,838,914	5,040,772	4,925,358	4,765,737

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	For the twelve months ended June 30 for each period shown.

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

Preferred Casino Customers. Management targets valued gaming customers through an aggressive development program. This program utilizes independent sales representatives to engage in one-on-one sales activities and marketing personnel trained to identify and target these individuals while they patronize Silver Legacy. We also use television advertisements featuring the elegant image and exciting atmosphere at Silver Legacy to target preferred gaming customers. In addition, through specialized entertainment programs and special events, including boxing matches, and by highlighting Silver Legacy’s player spa suites, penthouse suites (which have been designed specifically to cater to the needs of high end gaming customers), hospitality suites, and the property’s entertainment facilities, amenities and unique attractions, we seek to capture a significant portion of Reno’s valued gaming business. Our marketing efforts for gaming customers include the provision of complimentary rooms, food and beverages, air transportation and the extension of credit to qualified persons. “Club Legacy,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

Of the 30 casinos currently operating in the Reno market, we compete principally with the six other hotel-casinos that, like Silver Legacy, each generates at least $36 million in annual gaming revenues. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations.

We also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada, including Las Vegas. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that Silver Legacy’s success is influenced to some degree by the success of the Lake Tahoe market. While the number of visitors decreased approximately 8.4% in the twelve-month period ended June 30, 2009 compared with the same prior year period, we believe the decline was due to the current recession and we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future. Any such decline could adversely affect our operations.

Land-based, riverboat or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in 13 states and tribal gaming on Native American-owned land is legal in a number of states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

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

In September 2008, the Governor of California signed a bill, which was subsequently approved by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,100 slot machines. The amendment of the compact of this tribe, and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California, to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

Based on a United States District Court ruling and court order, in October 2009, the California Gambling Control Commission issued licenses for a total of approximately 3,500 additional slot machines to 11 tribes. Of these licenses, a majority were issued to tribes in Northern and Central California. This new issuance of slot machine licenses resulted from the Ninth Circuit Court of Appeal’s rejection of the state’s request to delay a federal judge’s ruling regarding the legality of the imposed limitation on the number of slot machines tribes that signed gaming compacts in 1999 are allowed to operate. The Governor of California has appealed the judge’s decision and the case is expected to be heard in 2010.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Seasonality

Silver Legacy’s hotel-casino operations are subject to seasonal variation, with the strongest operating results generally occurring in the third quarter of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult and can also occur due to the timing of large conventions and bowling tournament periods within specific years. The following table shows our percentage of gross revenues by quarter for each of 2009, 2008 and 2007.

	2009	2008	2007
First quarter	22.3%	23.3%	23.0%
Second quarter	28.2	27.0	27.6
Third quarter	26.9	27.6	27.2
Fourth quarter	22.6	22.1	22.2

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2009, Silver Legacy employed approximately 1,800 persons, most of whom were full-time. Currently, none of our employees are employed pursuant to a collective bargaining agreement. The number of people employed at any time is subject to seasonal fluctuation. We believe that our employee relations are excellent.

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

Groundwater in the vicinity of the Silver Legacy property is also contaminated by a chlorinated solvent known as tetrachloroethene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The annual assessment to Silver Legacy is currently $235, plus an additional sum based on the amount of water used, which in our most recent annual assessment amounted to $19,654. Such amounts incurred in 2008 and 2007 were $268 and $23,596 and $229 and $29,777, respectively. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

The possibility exists that additional contamination, as yet unknown, may exist at the Silver Legacy property. In all cases, however, we believe that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. We do not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations. Aside from the assessments discussed in the preceding paragraph, we did not incur any costs in connection with environmental matters during the years ended December 31, 2009, 2008 and 2007.

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

•	Current and future economic and credit market conditions could adversely affect our ability to refinance our indebtedness.

•	Security concerns or terrorist activity, including any future security alerts and/or terrorist attacks similar to those that occurred on September 11, 2001, could adversely affect our operations.

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

The hotel and casino industry is very competitive. We compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 30 casinos currently operating in the Reno market, we compete principally with the six other hotel-casinos that, like the Silver Legacy Resort Casino, each generate at least $36 million in annual gaining revenues.

According to statistics published by the Reno-Sparks Convention & Visitors Authority, there were approximately 16,100 hotel rooms in the Reno area at December 31, 2009. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future. There can be no assurance that any growth in Reno’s room base or gaming capacity will not adversely affect our financial condition or results of operations. See “Competition” in Item 1.

A substantial number of customers travel to both Reno and Lake Tahoe during their visits. Consequently, we believe that the Reno market’s visitation is influenced, to some degree, by the visitation of the Lake Tahoe market. While the number of visitors decreased approximately 8.4% in the twelve-month period ended June 30, 2009 compared with the same prior year period, we believe the decline was due to the current recession and we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future. Any such decline could adversely affect our operations.

Reno casinos, including our own, also compete with Native American gaming in California and the northwestern United States. We also compete with hotel-casinos located in Las Vegas, Nevada and the Lake Tahoe area. To a lesser extent, we compete with hotel-casinos in other parts of the United States and with dockside gaming facilities, riverboat casinos, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gaming. Land-based, dockside or riverboat casino gaming, other than that conducted on Native American-owned land, is currently legal in 13 states and gaming on Native American-owned land is legal in a number of states, including California, Washington and Oregon.

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

Native American gaming in California has adversely affected the Reno market, in general, and our operations, in particular and the continued growth of Native American gaming in California could have a material adverse effect beyond that experienced to date

On March 7, 2000, California voters approved Proposition 1A which amended the California constitution and legalized “Nevada-style” gaming on Native American reservations. The passage of this amendment has allowed the growth of Native American gaming which has involved the opening of a number of Native American gaming facilities in California. According to the California Gambling Control Commission, there are currently approximately 104 federally recognized Native American tribes in California, of which approximately 67 have entered into compacts with the State of California. We believe that currently there are 58 Native American casinos in operation in California.

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

In September 2008, the Governor of California signed a bill, which was subsequently approved by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,100 slot machines. The amendment of the compact of this tribe, and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California, to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

Based on a United States District Court ruling and court order, in October 2009, the California Gambling Control Commission issued licenses for a total of approximately 3,500 additional slot machines to 11 tribes. Of these licenses, a majority were issued to tribes in northern and central California. This new issuance of slot machine licenses resulted from the Ninth Circuit Court of Appeal’s rejection of the state’s request to delay a federal judge’s ruling regarding the legality of the imposed limitation on the number of slot machines tribes that signed gaming compacts in 1999 are allowed to operate. The Governor of California has appealed the judge’s decision and the case is expected to be heard in 2010.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities in California, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

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

Current and future economic and credit market conditions could adversely affect our ability to refinance our indebtedness.

Our ability to make payments on, and to refinance, our indebtedness depends on our ability to generate cash flow in the future. If adverse regional and national economic conditions persist, worsen, or fail to improve, we could experience decreased revenues from our operations attributable to decreases in consumer spending levels and could fail to generate sufficient cash to fund our liquidity needs. We have a significant amount of indebtedness, evidenced by our 10 1/8% mortgage notes, maturing in 2012. Our ability to timely refinance and replace such indebtedness will depend upon our ability to access the credit markets, which will depend, in part, on the condition of the credit markets at that time. There can be no assurance that we will be able to refinance the 10 1/8% mortgage notes at maturity, or, if we are able to do so, what the terms of such refinancing will be.

Our substantial indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations, including our obligations under our 10 1/8% mortgage notes.

The amount of our total indebtedness at December 31, 2009 was $142.8 million.

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

•

causing our failure to comply with the financial and restrictive covenants contained in the indenture covering our 10 1/8% mortgage notes or any new credit facility we may secure, which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;

•	placing us at a competitive disadvantage to our competitors who are not as highly leveraged; and

•	increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns such as the one we are currently experiencing.

The indenture governing our 10 1/ 8% mortgage notes contains restrictive covenants, but does not fully prohibit us from incurring additional debt under any new credit facility we may secure or otherwise. If additional debt is added to our current level of indebtedness, related risks that we face could increase.

If we do not generate sufficient cash from our operations to make scheduled payments on our 10 1/8% mortgage notes or to meet our other obligations, we will need to take one or more actions, including the refinancing of our debt, obtaining additional financing, selling assets, obtaining additional equity capital, or reducing or delaying capital expenditures, and our ability to take one or more of these actions may be limited by the restrictive covenants contained in the indenture governing our 10 1/8% mortgage notes or the financial and other restrictive covenants in any new credit facility we may secure. We cannot assure that our business will continue to generate cash flow or that we will be able to obtain funding sufficient to satisfy our debt service requirements.

The indenture governing the notes contains covenants that restrict our ability to engage in certain transactions.

The indenture governing our 10 1/8% mortgage notes imposes operating and financial restrictions on us. The restrictions imposed under the indenture include, among other things, limitations on our ability to:

•	incur additional debt;

•	create liens or other encumbrances;

•	pay dividends or make other restricted payments;

•	prepay subordinated indebtedness;

•	make investments, loans or guarantees;

•	sell or otherwise dispose of a portion of our assets; or

•	make acquisitions or merge or consolidate with another entity.

In addition, under any new senior secured credit facility we may secure, we may be required to satisfy certain financial covenants, including maintaining certain debt to earnings and earnings to fixed charges ratios. Our ability to comply with these provisions may be affected by general economic conditions, industry conditions and other events beyond our control. We cannot assure that we will be able to comply with these covenants. If we fail to comply with a financial covenant or other restriction contained in the indenture or any future credit facility or other financing agreements, an event of default could occur. An event of default could result in acceleration of some or all of our indebtedness and the inability to borrow additional funds. We would not have, and are not certain we would be able to obtain, sufficient funds to repay our indebtedness if it is accelerated, including our payments on the notes.

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

We cannot assure that our business will generate cash flow from operations or that we will be able to borrow an amount sufficient to enable us to pay our indebtedness, including our 10 1/8% mortgage notes, or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, including our 10 1/8% mortgage notes, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

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

Management believes that visitors from California, Washington and Oregon account for approximately two thirds of the visitors to the Reno market. We are primarily dependent upon the gaming activities of customers visiting the Reno market from these areas for our revenues. A decline in the economies of any one or more of these areas such as the economic decline in each of these states associated with the current recession, or a decline in the number of gaming customers traveling to Reno from these areas for any reason, including increased competition, such as Native American gaming in California, Washington and Oregon, could have a material adverse effect on our results of operations.

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

Petroleum and chlorinated solvent contamination of soil and groundwater is known to exist at and in the vicinity of the Silver Legacy Resort Casino. No action in regard to these contaminants is currently required of us, however we are required to pay assessments averaging approximately $20,000 annually in contribution to a Washoe County special assessment district which is undertaking community wide remediation of groundwater solvent contamination. These assessments may increase in the future. State law exempts property owners who did not cause or contribute to the solvent contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. This provision would not be effective to shield us from liability under federal laws.

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

The Reno area has been, and may in the future be, subject to earthquakes. Depending upon its magnitude, an earthquake could severely damage the Silver Legacy Resort Casino, which could adversely affect our business and operations. We currently maintain earthquake insurance for the Silver Legacy Resort Casino and the resulting business interruption. However, there is no assurance that our coverage will be sufficient if there is a major earthquake. In addition, upon the expiration of our current policies, which expire in July 2010, we cannot assure that adequate coverage will be available at economically justifiable rates, if at all.

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

The Silver Legacy Resort Casino is located on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. We own both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2009, both parcels and the improvements located thereon were encumbered by liens securing the indebtedness incurred under our senior credit facility and the indebtedness evidenced by our 10 1/8% mortgage notes. At December 31, 2009, the aggregate principal amount of the indebtedness secured by these liens totaled $142.8 million. For information concerning the Silver Legacy Resort Casino, reference is made to the discussion under the caption “Silver Legacy” in Item 1 of this annual report, which is incorporated herein by this reference.

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

As a general partnership, the Partnership is not subject to Federal income tax liability. Consequently, the holders of the partnership interests in the Partnership are required to include their respective shares of the Partnership’s taxable income (loss) in their own income tax returns. The Partnership has, in the past, made distributions to its partners to cover such tax liabilities in accordance with its partnership agreement. The Partnership made no tax distribution to its partners in 2008 or 2009 and we do not anticipate any tax distributions with respect to 2009 in 2010 based on our expected final 2009 tax return. A special distribution was approved by the Partnership’s executive committee and paid by the Partnership in March 2008. The aggregate amount of the distribution was $10.0 million, of which $5.0 million was paid to each partner.

During the fiscal quarter ended December 31, 2009 neither the Partnership nor Capital issued any equity securities and, during such period, neither the Partnership nor Capital, nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any of the equity securities of the Partnership or Capital.

Reference is made to the information in Item 12 of this annual report beginning with the caption “Equity Compensation Plans”, which is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Operating Results:
Net operating revenues	$122,104	$139,475	$161,980	$159,197	$149,310
Operating income	5,007	7,342	23,737	25,475	19,782
Net income (loss) (1)	(4,724)	(8,778)	8,496	9,322	3,378

Balance Sheet Data:
Cash and cash equivalents	$35,042	$43,765	$52,501	$47,179	$35,142
Total assets	284,266	307,321	327,816	323,329	314,172
Long-term debt	142,679	159,803	159,741	159,679	159,616
Partners’ equity	115,538	120,478	138,750	135,596	129,628

(1)	The Partnership is not subject to income taxes and the partners include their respective shares of partnership taxable income (loss) in their income tax returns. Therefore, a provision for income taxes is not included in our selected financial information. The partnership agreement requires the Partnership to make distributions to its partners in an amount equal to the maximum marginal federal income tax rate applicable to any partner multiplied by the income of the Partnership for the applicable period. See “Item 5” of this annual report for additional information concerning this provision of the Partnership agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Significant Factors Affecting Results of Operations

National Economic Condition

The state of the national economy, including the decrease in liquidity in the credit markets, high unemployment, and the weak housing market, continue to influence consumers’ confidence and discretionary spending. We believe the weakness and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and as a result, our operating performance during 2009 and 2008. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to identify opportunities to further reduce expenses and maximize cash flows. We believe the current economic recession will continue to negatively affect our operating results in the future; however, we are uncertain as to the duration and magnitude of the recession’s impact.

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

In September 2008, the Governor of California signed a bill, which was subsequently approved by the Bureau of Indian Affairs, ratifying an amendment to the compact of a tribe located in northern California to increase from 2,000 to 5,000 the number of slot machines that may be operated by this tribe. This tribe opened a casino located 20 miles east of Sacramento in December 2008 that currently offers 2,100 slot machines. The amendment of the compact of this tribe, and new compacts or modifications to existing compacts of other tribes that currently operate or may operate casinos in central or northern California, to provide similar increases to the number of slot machines permitted to be operated, could have a material adverse impact on our operations, depending on the number of such tribes securing new or modified compacts, the number of additional machines permitted and the locations of the properties utilizing the additional machines.

Based on a United States District Court ruling and court order, in October 2009, the California Gambling Control Commission issued licenses for a total of approximately 3,500 additional slot machines to 11 tribes. Of these licenses, a majority were issued to tribes in northern and central California. This new issuance of slot machine licenses resulted from the Ninth Circuit Court of Appeal’s rejection of the state’s request to delay a federal judge’s ruling regarding the legality of the imposed limitation on the number of slot machines tribes that signed gaming compacts in 1999 are allowed to operate. The Governor of California has appealed the judge’s decision and the case is expected to be heard in 2010.

We believe the continued growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could continue to place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Through a one-time agreement, the National Bowling Stadium also will host multi-month bowling tournaments in Reno in 2011, usually an off-year for Reno. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. In 2007, the United States Bowling Congress Open Tournament (the “USBC Open Tournament”) began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. The absence of a major bowling tournament in 2008 had a negative impact on our operations during the first half of 2008. The USBC Women’s Tournament, which attracted approximately 55,000 bowlers to the Reno market in 2006, returned in late March 2009. This tournament continued through the end of June 2009 and brought approximately 40,500 bowlers during the 2009 period. While the traffic generated by this tournament benefited the Reno market during the second quarter of 2009, the positive impact was not as significant as in previous years due to a decline in bowler attendance combined with general decreases in consumers’ discretionary spending. The USBC Open Tournament returns to the Reno market in 2010, beginning in late February and continuing through June.

Results of Operations

The following table highlights the results of our operations for the three years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Year ended December 31, 2009	Percentage Change	Year ended December 31, 2008	Percentage Change	Year ended December 31, 2007
Net revenues	$122,104	(12.5)%	$139,475	(13.9)%	$161,980
Operating expenses	117,097	(11.4)	132,133	(4.4)	138,243
Operating income	5,007	(31.8)	7,342	(69.1)	23,737
Net income (loss)	(4,724)	(46.2)	(8,778)	(203.3)	8,496

Net Revenues. Net revenues decreased during 2009 and 2008 compared to their respective prior years mainly due to the previously discussed economic factors which negatively impacted Reno’s gaming and tourism market as a whole and resulted in significant reductions in visitor volumes and customer spending. Declines in city-wide convention room nights and the continued increase in competition generated by Native American gaming in northern California also contributed to the decreases in net revenues during 2009 and 2008.

Additionally, severe weather during the first quarter of 2008 and the lack of a major bowling tournament, which has historically benefited all of our revenue segments, had a significant negative impact on our operating results during 2008 compared to the 2007 period during which the USBC Open Tournament drove visitation to downtown Reno from mid-February through June.

Operating Income and Net Income (Loss). During 2009 and 2008 compared to their respective prior years, operating income decreased primarily due to declines in departmental revenues. Substantial savings were realized during 2009 and 2008 as a result of cost control measures implemented to lower payroll among all departments, both in terms of staffing levels and reductions in salaried management positions, benefits, advertising media expenditures, general and administrative expenses and other variable and fixed operating costs. These savings were partially offset by higher group health insurance claims and increased promotional allowance costs allocated to the casino department, both in absolute dollars and as a percentage of revenues. Lower room rates also adversely impacted our operating results and profit margins in 2009 and 2008 compared to their respective prior years. Depreciation expense rose during 2009 and 2008 due to additional depreciation associated with new capital purchases. The increase in the fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan partially offset the declines in operating income in 2009 compared to 2008; however, the decrease in the fair value of life insurance contracts contributed to the decline in operating income in 2008 compared to 2007.

Our net loss decreased in 2009 compared to 2008 due to a $5.5 million gain, net of unamortized debt issuance costs and discounts, on the early retirement of $17.2 million principal amount of our 10 1/8% mortgage notes. Net income decreased in 2008 compared to 2007 as a result of the same factors impacting operating income.

Revenues

The following table highlights our sources of net revenues for the three years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Year ended December 31, 2009	Percentage Change	Year ended December 31, 2008	Percentage Change	Year ended December 31, 2007
Casino	$68,767	(8.1)%	$74,834	(12.6)%	$85,615
Rooms	31,009	(15.2)	36,551	(18.8)	45,036
Food and beverage	31,871	(8.9)	34,966	(8.4)	38,177
Other	7,939	(17.8)	9,654	9.5	8,815
Promotional allowances	17,482	5.8	16,530	5.5	15,663

Casino Revenues. During 2009 compared to 2008, our casino revenues declined due to lower table games drop and slot handle which declined 11.8% and 8.8%, respectively. Historically, the USBC Women’s Tournament has attracted more slot players, as compared to the USBC Open Tournament, and has typically had a greater positive impact on slot volume during associated tournament periods. As a result, slot handle benefited during the second quarter of 2009 compared to the same prior year period from the increased visitation generated by the USBC Women’s Tournament. However, this positive impact was offset by the decreases in casino volume and revenues during the remaining 2009 periods compared to the same periods in 2008. These decreases in volume were associated with the previously discussed factors affecting net revenues which negatively impacted the number of trips and spending levels of our customers throughout the current year.

During 2008 compared to 2007, our casino revenues decreased due to lower table games drop and slot handle which declined 10.8% and 14.9%, respectively. We believe the decreases in casino volume and revenues during 2008 compared to 2007 were associated with the previously discussed factors affecting net revenues.

Room Revenues. During 2009, our ADR and occupancy percentages were $66.83 and 67.74%, respectively, compared to $75.77 and 70.22%, respectively in 2008. While the USBC Women’s Tournament drove hotel occupancy during the second quarter of 2009, this growth was offset by declines in hotel occupancy during the first, third and fourth quarters of 2009 compared to the same prior year periods. Additionally, our ADR declined throughout 2009 compared to 2008 as a result of efforts to maximize occupancy levels during slow periods. These decreases in occupancy and ADR resulted from increased competition, both locally and within our feeder markets, along with lower tourism visitor counts and convention room nights associated with the weak economy.

During 2008, our ADR and occupancy percentages were $75.77 and 70.22%, respectively, compared to $81.04 and 81.9%, respectively in 2007. These declines in ADR and hotel occupancy were primarily due to additional hotel room inventory, the lack of a major bowling tournament in 2008 and a decline in city-wide convention room nights combined with fewer leisure and wholesale room nights.

Food and Beverage Revenues. Food and beverage revenues declined during 2009 compared to 2008 as a result of decreases in guest counts at a majority of our food outlets which we believe was attributable to the same factors affecting net revenues. Our average restaurant check decreased during 2009 compared to 2008 due to selective menu pricing revisions in an effort to promote our restaurants and incentivize customers and also contributed to the decline in food and beverage revenues.

Food revenues declined during 2008 compared to 2007 as a result of fewer guest counts which we believe was attributable to the same factors affecting net revenues. Beverage revenues remained flat during 2008 compared to 2007, and benefited from additional cash sales generated by our lounge, Aura, which opened in October 2007.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. Other revenues decreased during 2009 compared to 2008 principally due to lower entertainment revenues associated with a decline in scheduled concert dates throughout the current year. Ballroom revenues, which were generated by the ballroom facility located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007, declined during 2009 compared to 2008 as a result of fewer conventions utilizing the facility during the current year. The ballroom, which opened in mid-February 2008, is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties. Retail revenues remained flat in 2009 compared to 2008.

Other revenues increased during 2008 compared to 2007 primarily due to higher entertainment revenues associated with a more aggressive concert schedule in 2008, both in terms of the number of concert dates and popularity of the headliner acts, in an effort to enhance the entertainment offering within downtown Reno. Additionally, incremental revenues were generated by the ballroom facility which opened in February 2008. These increased revenues were partially offset by a decline in retail revenues during 2008 compared to 2007.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 12.5% in 2009 compared to 10.6% in 2008 and 8.8% in 2007. This year-over-year growth was primarily attributable to increases in complimentary rooms, food, concert tickets and retail promotional offers to our casino customers in an effort to drive visitation to Silver Legacy, utilize available room inventory, reward customer loyalty, and attract new players.

Operating Expenses

The following table highlights our operating expenses for the three years ended December 31, 2009, 2008 and 2007 (dollars in thousands):

	Year ended December 31, 2009	Percentage Change	Year ended December 31, 2008	Percentage Change	Year ended December 31, 2007
Casino	$36,791	(7.8)%	$39,909	(8.4)%	$43,568
Rooms	9,484	(13.3)	10,937	(17.0)	13,182
Food and beverage	21,002	(14.7)	24,614	(10.0)	27,346
Other	5,022	(29.3)	7,107	14.0	6,235
Selling, general and administrative	28,977	(10.3)	32,302	(6.0)	34,381
Depreciation	16,414	4.9	15,642	13.5	13,782
Change in fair value of life insurance contracts	(693)	(145.4)	1,528	532.9	(353)
Loss on disposition of assets	100	6.4	94	(7.8)	102

Casino Expenses. Casino expenses declined during 2009 compared to 2008 primarily due to decreases in casino payroll, repairs and maintenance, gaming taxes, bad debt expense, special event costs, and the liability associated with unredeemed players’ club complimentaries in conjunction with lower casino volume along with efforts to reduce variable expenditures. These decreases were partially offset by increased direct mail costs and promotional allowances related to the cost of rooms, food, beverage and retail complimentaries allocated to the casino department which rose as a result of an increase in direct mail offers throughout 2009 compared to 2008 to customers within our casino database.

Casino expenses declined during 2008 compared to 2007 mainly due to decreases in casino payroll, gaming taxes and special event expenditures which were attributable to lower casino volume and cost control measures implemented throughout 2008. These declines were partially offset by a large increase in the cost of rooms, food, retail and concert ticket complimentaries allocated to the casino department which rose throughout 2008 compared to 2007 as a result of aggressive promotional and direct mail offers to customers within our casino database.

Room Expenses. Room expenses declined during 2009 and 2008 compared to their respective prior years primarily due to decreases in departmental payroll and laundry expense. Despite successful efforts to reduce costs on a per occupied room basis, the annual profit margins in the rooms department were negatively impacted by declines in our ADR as competition increased for a reduced number of visitors to the Reno market throughout 2009 and 2008 compared to their respective prior years. Lower travel agent commissions resulting from the absence of a major bowling tournament also contributed to the decrease in 2008 compared to 2007.

Food and Beverage Expenses. During 2009 compared to 2008, food and beverage expenses decreased mainly due to declines in food and beverage costs, both in absolute dollars and as a percentage of revenues. Successful cost reduction programs and improved efficiencies enabled the food department to increase its profit margin significantly in 2009 compared to 2008. Beverage expenses decreased in 2009 compared to 2008 in conjunction with the declines in beverage revenues.

During 2008 compared to 2007, food expenses decreased in conjunction with the decline in restaurant guest counts. During 2008 compared to 2007, the food department was negatively impacted by increased costs of good sold, as a percentage of food revenues, due to rising food prices which were not passed on to our customers via increased prices in our average restaurant check. However, efforts to lower food payroll and other variable expenses, such as supplies, were successful and helped to offset the growth in our food cost of sales. Beverage expenses rose during 2008 compared to 2007 as a result of increased beverage cost of sales associated with higher beverage product costs, increased promotional offers associated with our lounge, Aura, and increased beverage payroll, as a percentage of beverage revenues.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses decreased during 2009 compared to 2008 primarily as a result of a less aggressive concert schedule. Ballroom expenses decreased during 2009 compared to 2008 due to decreased payroll and supplies as a result of fewer conventions utilizing the facility. Retail expenses remained flat in 2009 compared to 2008.

Other operating expenses increased during 2008 compared to 2007 as a result of a more aggressive concert schedule and higher fees paid for headliner acts in addition to increases associated with our share of the expenses associated with the ballroom. These increases were partially offset by declines in retail expenses during 2008 compared to 2007.

Selling, General and Administrative Expenses. During 2009 and 2008 compared to their respective prior years, selling, general and administrative expenses decreased primarily due to substantial reductions in advertising expenditures, lower payroll among administrative and facilities departments, fewer credit card discounts associated with declining room revenues, and declines in building repairs and maintenance, professional services and human resources departmental expenditures. Additionally, significant declines in utilities costs and the elimination of bonus accruals also contributed to the decreases in 2009 and 2008, respectively. The decreases in expenses in 2008 compared to 2007 were partially offset by higher gas utilities costs and increased maintenance contracts related to our computer information systems.

Depreciation Expense. Depreciation expense increased during 2009 and 2008 compared to their respective prior years primarily due to additional depreciation associated with new capital purchases.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During 2009, the fair value of these life insurance contracts increased significantly as compared to the prior years in which their fair value decreased.

Other (Income) Expense

Other (income) expense is comprised of interest expense and interest income and the gain on the early retirement of debt. In February 2009, we purchased and retired $17.2 million principal amount of our 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized offering costs and discounts. As a result of this transaction, which reduced the principal amount of notes outstanding to $142.8 million, interest expense decreased during 2009 compared to 2008 and interest income decreased due to a decline in our invested cash reserves subsequent to the purchase of notes and lower interest rates throughout 2009 compared to 2008.

Interest expense remained flat during 2008 compared to 2007. Interest income decreased during 2008 compared to 2007 due to a decline in our invested cash reserves resulting from a $10.0 million partner distribution paid in March 2008.

Liquidity and Capital Resources

Cash Flows from Operating Activities and Working Capital

During 2009, we generated cash flows from operating activities of $6.0 million compared to $12.5 million in 2008 and $21.7 million in 2007. These decreases in cash flows from operating activities were primarily due to the declines in operating income along with various changes in balance sheet accounts which occurred in the normal course of business. As of December 31, 2009, cash and cash equivalents were $35.0 million, sufficient for normal operating requirements.

Cash Flows from Investing Activities

Cash used in investing activities for 2009 was $3.2 million compared to $11.2 million for 2008 and $11.8 million for 2007, and related primarily to capital expenditures for various renovation projects and equipment purchases. The capital expenditures in 2009 were less than 2008 and 2007 due to the difficult economic environment and decisions to decrease spending. The amounts paid for capital expenditures during 2009 and 2008 included cash payments of $0.6 million and $0.1 million, respectively, which represented payables for property and equipment placed in service in 2008 and 2007, respectively. In addition, our capital expenditures for 2009 and 2008 included $0.1 million and $0.7 million, respectively, for equipment purchases for a city-owned ballroom facility located across from Silver Legacy on a special events plaza which was previously owned by our affiliates and donated to the City of Reno in January 2007. The ballroom is operated and managed by Silver Legacy together with Eldorado and Circus Circus Reno. In future years, we expect to make capital expenditures to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace. Our executive committee has approved $10.6 million in capital expenditures for 2010 of which $7.5 million is budgeted for our hotel room remodel project.

Cash Flows from Financing Activities

Cash used in financing activities for 2009 was $11.4 million which represented a payment for the purchase and retirement of $17.2 million principal amount of our 10 1/8% mortgage notes. No tax distributions were paid to our partners in 2009 or 2008, and we do not anticipate any distributions with respect to 2009 in 2010 based on our expected final 2009 tax return. A special distribution of $5.0 million to each partner was paid in 2008. Amounts totaling $4.5 million were paid in 2007 representing tax distributions to our partners.

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

Repurchase of 10 1/8% Mortgage Notes

In February 2009, the Partnership purchased and retired $17.2 million principal amount of its 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized debt issuance costs and discounts. The purchase of the notes reduced the amount of notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. The Partnership’s executive committee has authorized the Partnership to spend up to an additional $8.6 million for the repurchase of notes. It is anticipated that any additional notes acquired prior to their maturity will be through open market purchases.

Summary of Expected Sources and Uses of Funds

We believe we have sufficient capital resources to meet our obligations up to the March 2012 maturity date of our 10 1/8% mortgage notes. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and cash reserves. Current and future economic and credit market conditions could adversely affect our ability to refinance our indebtedness. Our ability to timely refinance and replace such indebtedness will depend upon our ability to generate sufficient cash as well as improvements in financial markets.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases, as of December 31, 2009 (in thousands):

Description	2010	2011	2012	2013	2014	Thereafter
Long-term debt	$—	$—	$142,679	$—	$—	$—
Interest payments on long-term debt	14,459	14,459	2,370	—	—	—
Operating leases	158	157	150	37	—	—
SERP benefit payments	112	279	429	462	501	3,603

Total	$14,729	$14,895	$145,628	$499	$501	$3,603

The repayment of our long-term debt, which at December 31, 2009, consisted of the indebtedness evidenced by our 10 1/8% mortgage notes, is subject to acceleration upon the occurrence of an event of default under the indenture relating to the notes.

We made cash interest payments of $14.7 million, $16.2 million and $16.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. We anticipate that cash payments for interest in 2010 will be approximately $14.5 million based on a decline in our average outstanding borrowings as a result of the aforementioned retirement of a portion of the notes in February 2009. See “Repurchase of 10 1/8% Mortgage Notes” above.

No tax distributions of the Partnership to its partners were paid in 2009 and 2008 and we do not anticipate any distributions in 2010 with respect to 2009 based on our expected final 2009 tax return. A special distribution was approved by the Partnership’s executive committee and paid by the Partnership in March 2008. The aggregate amount of the distribution was $10.0 million, of which $5.0 million was paid to each partner. Tax distributions of the Partnership to its partners totaled $4.5 million in 2007.

10 1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law, that is junior to a security interest in the same assets securing the Partnership’s obligations under its credit facility and any refinancings of the facility that are permitted pursuant to the terms of the notes. Each of the Partnership’s partners executed a pledge of all of its partnership interests in the Partnership to secure the notes, which is junior to a pledge of those partnership interests to secure the Partnership’s obligations on the credit facility and any refinancings of the facility that are permitted pursuant to the terms of the indenture relating to the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At December 31, 2009, we were in compliance with all of the covenants in the indenture related to the notes.

Senior Secured Credit Facility

On March 30, 2010, our senior secured credit facility (the “Credit Facility”) that provided a $1.0 million revolving facility which had been reduced from $10.0 million during the first quarter of 2008, expired. Under the Credit Facility, as in effect at the time it expired, we were required to maintain a maximum ratio of total debt to EBITDA of 4.75 to 1.00 and were also required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 to 1.00 at all times. In addition, the Credit Facility limited capital expenditures to an aggregate of $15.0 million in any twelve-month period. The Credit Facility was secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the

Partnership held by its partners. The Credit Facility ranked equal in right of payment to our other existing and future senior indebtedness, including our 10 1/8% mortgage notes, but the security interests securing our obligations under the Credit Facility were senior to the security interests securing our obligations on the notes. The Credit Facility contained customary covenants, including covenants that limited or restricted our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

During 2009, there was no indebtedness outstanding under the Credit Facility. As of December 31, 2009, the Partnership was not in compliance with the financial covenants in the Credit Facility and, consequently, it was precluded from utilizing the Credit Facility until it completed a fiscal quarter as to which it was in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given).

On August 12, 2008, the Partnership and Bank of America, N.A. executed an amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waived compliance with the Credit Facility’s financial covenants for each subsequent quarter through 2009, provided that no additional credit was extended under the Credit Facility during a quarter for which the waiver was relied upon. Our inability to satisfy the covenant ratios in the Credit Facility did not constitute a default under the indenture relating to the notes.

On January 28, 2009, the Partnership executed an amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allows for the unconditional expenditure of up to $20.0 million to purchase outstanding notes, provided that no proceeds of loans under the Credit Facility were used for this purpose. Of the permitted $20.0 million of expenditures, as of December 31, 2009, the Partnership had spent $11.4 million for the repurchase of notes.

But for the repayment of our 10 1/8% mortgage notes at maturity, which we will be required to refinance, we believe we have sufficient cash to meet all of our obligations up to the March 2012 maturity date of the 10 1/8% mortgage notes and we had not utilized our borrowing capacity under the Credit Facility since 2003. As a result, the Credit Facility was not extended beyond its March 30, 2010 maturity date.

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

Players’ Club Point Liability

Our players’ club allows customers to earn “points” based on the volume of their gaming activity. Under the terms of our program, these points are redeemable for certain complimentary services, at the customers’ discretion, including rooms, food, beverage, retail and entertainment tickets. We accrue the expense for unredeemed complimentaries, after consideration of estimated breakage, as they are earned. The value of the cost to provide the complimentaries is expensed as earned and is included in casino expense on our consolidated income statement. To arrive at the estimated cost associated with our players’ club, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which the points will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2009 and 2008, $0.6 million and $1.0 million, respectively, were accrued for the cost of the anticipated redemptions.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31, 2009 and 2008, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Reserve for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectability of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount we reserve, we review our aged accounts receivables, consider our historical level of credit losses and make judgments about the creditworthiness of customers based on ongoing credit evaluations and relationships. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates.

Self-Insurance Reserves

Silver Legacy is self insured up to certain limits for our general liability, group health insurance and workmens’ compensation programs. We analyze historical and current pending claims information to estimate amounts to be accrued. In order to mitigate our potential exposure, we have obtained certain stop loss policies. At December 31, 2009 and 2008, $0.6 million and $0.5 million, respectively, were accrued for estimated pending claims.

Recently Issued Accounting Standards

The Partnership adopted various accounting standards during 2009, none of which had a material effect on its consolidated financial statements. In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” became effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Partnership’s consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any derivative financial instruments in 2009. As of December 31, 2009, we had no variable rate debt outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the report of Deloitte & Touche LLP dated March 31, 2010 and the consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. appearing on pages 53 through 68 of this annual report, which are incorporated in this Item 8 by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management evaluated the internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation as of December 31, 2009, management has concluded that the Partnership’s internal control over financial reporting is effective based on those criteria.

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

The current members of the executive committee are James J. Murren, Donald D. Thrasher, and Corey I. Sanders, each of whom was appointed by Galleon, and Robert M. Jones and Gene R. Carano, each of whom was appointed by ELLC.

Each member of the executive committee is selected in the sole discretion of one of the Partnership’s two partners, with no role of the Partnership or the executive committee in that selection process. Because the business of the Partnership is the same as that of each of its partners and because the structure of the Partnership gives the sole authority to designate each member of the executive committee to one of the partners, the Partnership believes that the attribute that best qualifies each member of its executive committee to hold his position on the committee is the confidence in such member of the partner that designates him to serve.

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

Name	Age	Positions
Gary L. Carano	57	General Manager of Silver Legacy, Chief Executive Officer of the Partnership, and President and Chief Executive Officer of Capital

Glenn T. Carano	54	Executive Director of Marketing of Silver Legacy and Secretary of the Partnership and Capital

Bruce C. Sexton	56	Assistant General Manager of Silver Legacy and Vice President of Capital

Stephanie D. Lepori	39	Chief Financial Officer of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital

Gene R. Carano	54	Member of the Partnership’s Executive Committee and Director of Capital

Robert M. Jones	67	Member of the Partnership’s Executive Committee, Audit Committee and Director of Capital

James J. Murren	48	Member of the Partnership’s Executive Committee, Director of Capital and President of Galleon

Corey I. Sanders	46	Member of the Partnership’s Executive Committee and Director of Capital

Donald D. Thrasher	55	Member of the Partnership’s Executive Committee, Audit Committee and Director of Capital

Daniel J. D’Arrigo	41	Treasurer of Galleon

John M. McManus	43	Secretary of Galleon

Gary L. Carano. Mr. Carano has served as General Manager of Silver Legacy and Chief Executive Officer of the Partnership since January 1995 and President and Chief Executive Officer of Capital since its incorporation in August 2001. He is also President and Chief Operating Officer, and a member of the board of managers, of Eldorado Resorts LLC and Treasurer of Recreational Enterprises, Inc. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of Eldorado Hotel & Casino from 1980 to 1994. Gary L. Carano, Glenn T. Carano and Gene R. Carano are brothers.

Glenn T. Carano. Mr. Carano has been the Director of Marketing of Silver Legacy since January 1995, Secretary of the Partnership since August 2001 and Secretary of Capital since November 2001. Prior to 1995, he served as Director of

Marketing at the Eldorado Hotel & Casino for eight years. Mr. Carano has served as chairman of the board of directors of the Airport Authority of Washoe County and was a member of the board of the Reno-Sparks Convention & Visitors Authority. He is also presently Secretary of Recreational Enterprises, Inc. From 1977 to 1983, Mr. Carano was a quarterback for the Dallas Cowboys football team.

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

Gene R. Carano. Mr. Carano has been a member of the executive committee of the Partnership since December 2000 and a director of Capital since November 2001. Since June 2007, he has been the General Manager of Eldorado Hotel & Casino, a position he previously held between 1998 and June 2002. Mr. Carano served as Assistant General Managers of Eldorado Hotel & Casino from July 2002 to June 2007. In addition, he has served as Vice President of Eldorado Resorts LLC or its predecessor since 1993, the Secretary of Eldorado Resorts LLC from June 1996 to June 2007, and Vice President of Recreational Enterprises, Inc. since 1983. From 1993 until July 1998, Mr. Carano served as a Co-General Manager of Eldorado Hotel & Casino and served as its Director of Gaming. Prior to joining Eldorado Resorts LLC, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss.

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

James J. Murren. Mr. Murren has been a member of the executive committee of the Partnership and a director of Capital since November 2007 and President of Galleon since December 2008. Mr. Murren has served as Chairman and Chief Executive Officer of MGM MIRAGE since December 2008 and as President since December 1999. He has served as Chief Operating Officer of MGM MIRAGE since August 2007. He was Chief Financial Officer of MGM MIRAGE from January 1998 to August 2007 and Treasurer from November 2001 to August 2007. Mr. Murren is also a member of the Board of Directors of Delta Petroleum Corporation.

Corey I. Sanders. Mr. Sanders has been a member of the executive committee of the Partnership and a director of Capital since February 2010. Mr. Sanders has served as the Chief Operating Officer for the Core Brand Properties of MGM MIRAGE since August 2009. Previously, Mr. Sanders served as Executive Vice President of operations for MGM MIRAGE since August 2007. Mr. Sanders held the position of Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007. Mr. Sanders served as Executive Vice President and Chief Financial Officer for MGM Grand from August 1997 to April 2005.

Donald D. Thrasher. Mr. Thrasher has been a member of the executive committee of the Partnership and a director of Capital since December 2009 and was appointed as a member of the Partnership’s audit committee in February 2010. Mr. Thrasher has served as President and Chief Operating Officer of Circus Circus Las Vegas since August 2009 and additionally has oversight responsibilities for Circus Circus Reno, Gold Strike-Jean, and Railroad Pass, all of which are located in Nevada. Mr. Thrasher held the position of Vice President and General Manager of Circus Circus Las Vegas from April 1998 until August 2009. Mr. Thrasher is a Certified Public Accountant.

Daniel J D’Arrigo. Mr. D’Arrigo has been Treasurer of Galleon since September 2009. Mr. D’Arrigo has served as Executive Vice President and Chief Financial Officer of MGM MIRAGE since August 2007. He served as Senior Vice President—Finance of MGM MIRAGE from February 2005 to August 2007 and as Vice President—Finance of MGM MIRAGE from December 2000 to February 2005.

John M. McManus. Mr. McManus has been Secretary of Galleon since December 2009 and previously served as Assistant Secretary of Galleon from July 2009 until December 2009. Mr. McManus has served as Senior Vice President, Acting General Counsel and Secretary of MGM MIRAGE since December 2009. He served as Senior Vice President, Deputy

General Counsel and Assistant Secretary of MGM MIRAGE from September 2009 to December 2009. He served as Senior Vice President, Assistant General Counsel and Assistant Secretary of MGM MIRAGE from July 2008 to September 2009. He served as Vice President and General Counsel for CityCenter’s residential and retail divisions from January 2006 to July 2008. Prior thereto, he served as General Counsel or Assistant General Counsel for various operating subsidiaries of MGM MIRAGE from May 2001 to January 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

Under the terms of the Partnership’s partnership agreement, the executive committee of the Partnership determines the compensation of the general manager, who is the Partnership’s chief executive officer (“CEO”), and the controller, who is the Partnership’s chief financial officer and accounting officer (“CFO”). The Partnership does not have a separate compensation committee. With the exception of the compensation of the CEO and CFO, which requires the executive committee’s approval, the CEO has responsibility for fixing the compensation of the other named executive officers. The Partnership’s executive committee approves any new elements or significant changes to the existing compensation program. In 2009, the Partnership did not grant any plan-based awards. The Partnership does not have publicly traded equity. Accordingly, it does not award any equity-based compensation or utilize any equity-based guidelines in determining the compensation of its named executive officers. There are currently no employment contracts with any of the named executive officers.

Compensation Objectives

Each of the named executive officers has been with the Partnership since Silver Legacy opened in 1995. With the exception of Stephanie Lepori, each of the named executive officers has over 30 years of experience in the Reno gaming market. Stephanie Lepori has over 15 years of experience in the Reno gaming market. The Partnership has benefited from this experience and expertise, and its compensation objective is to retain its named executive officers in an effort to support its overall long-term strategic and performance goals. The Partnership attempts to retain its named executive officers by paying total compensation that is fair, competitive and reasonable and by using continued service as one of the determinates of total compensation through the utilization of its supplemental executive retirement program (“SERP”). As a result, the Partnership’s compensation of its named executive officers is designed to reward their continued service and their respective contributions to the maintenance of Silver Legacy’s position as an industry leader within the Reno market through its annual compensation and the utilization of its SERP.

Executive Compensation Components

During the year ended December 31, 2009, the components of compensation for the Partnership’s named executive officers were:

•	base salary;

•	health and life insurance;

•	retirement benefits; and

•	perquisites and other personal benefits.

Base Salary

The Partnership’s original executive committee approved the compensation amounts for Gary Carano, the Partnership’s CEO, and Glenn Carano, the Partnership’s Executive Director of Marketing, when the Partnership was established in 1995. Their base salaries were determined taking into account their extensive knowledge of the Reno market and prior experience in the operation of the adjoining Eldorado Hotel & Casino, which is majority-owned by members of the Carano family, over a period of more than 15 years. The base salaries paid to these two individuals have not changed since 1995 other than a reduction of their base salaries applied across the board to the compensation of all salaried employees, discussed under “2009 Actions”.

The salaries paid in 2009 to the other two named executive officers, Bruce Sexton, the Partnership’s Assistant General Manager, and Stephanie Lepori, the Partnership’s CFO, were determined by the CEO, and approved by the Executive Committee in the case of Stephanie Lepori, on a subjective basis taking into account the salaries for comparable positions at the adjoining properties of our affiliates, Eldorado Hotel & Casino and Circus Circus Hotel-Casino, and other available compensation comparables within our market (and reduced by the aforementioned reduction of the salaries of all salaried employees). In determining their salaries, consideration of his or her responsibility and experience were also taken into account.

All of the salaries and bonuses of the named executive officers were paid in cash. With the exception of the salaries of Gary Carano and Glenn Carano, salary levels are typically considered annually as part of the Partnership’s performance review process as well as upon a promotion or other change in job responsibility. Any merit based increase in salary is based on a subjective evaluation that, in addition to the factors discussed earlier, takes into account the individual’s performance.

Bonuses

The Partnership’s Chief Executive Officer, along with the Partnership’s executive committee, determined to pay no bonuses in 2009 based on the Partnership’s financial results in 2009. Because of the decline in the Partnership’s financial results in 2008, the Partnership also paid no bonuses in 2008.

Health and Life Insurance

The Partnership offers health insurance benefits as a tool to attract and retain qualified employees. Health insurance is available to all employees who meet certain length of service and hours worked requirements. All covered employees, including our named executive officers, are required to contribute amounts via a payroll deduction which is tiered based on the salary level of the employee and the type of insurance coverage selected to cover a portion of the cost of the coverage.

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

Employee Savings Plan

The Partnership offers a defined contribution 401(k) plan which covers all employees who meet certain age and length of service requirements. Until suspended in February 2009 due to the significant decline in the Partnership’s financial results in 2008, employer matching contributions up to 1.5 percent of each participating employee’s compensation were made pursuant to the plan. The plan is qualified under Section 401(k) of the Internal Revenue Code. The Partnership maintains the plan to attract and retain qualified employees, including the named executive officers, and to encourage employees to save some percentage of their cash compensation for their eventual retirement.

Perquisites and Other Personal Benefits

The Partnership provides limited perquisites intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some perquisites may include a personal as well as a business element. In 2009, the perquisites provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events.

2009 Actions

Based on the current recession and the Partnership’s financial performance in 2008, the Partnership implemented various cost savings measures in 2009 that impacted the Partnership’s overall compensation program. The salary of each salaried employee, including each named executive officer, for the period from February 15, 2009 through December 31, 2009 was reduced by three percent and the matching contribution offered under the Partnership’s 401(k) savings plan was suspended in February 2009.

COMPENSATION COMMITTEE REPORT

The executive committee of the Partnership, which functions in a manner similar to the board of directors of a corporation and does not have a separate compensation committee, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of the Securities and Exchange Commission’s Regulation S-K with management. Based on the review and discussions referred to in the preceding sentence, the Partnership’s executive committee has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2009.

Respectfully submitted by the members of the executive committee.

THE EXECUTIVE COMMITTEE

Gene R. Carano

Robert M. Jones

James J. Murren

Corey I. Sanders

Donald D. Thrasher

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the Partnership’s named executive officers for the years ended December 31, 2009, 2008 and 2007. During the years ended December 31, 2009, 2008 and 2007, none of the directors or officers of Capital received any remuneration for their services in those capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings (1) ($)	All Other Compensation (2) ($)		Total ($)
Gary L. Carano	2009	389,500	—		582,334	13,180	(3)	985,014
General Manager of Silver Legacy and Chief Executive Officer of the Partnership	2008 2007	400,000 400,000	— —		30,392 70,941	16,688 15,465	(3)	447,080 486,406

Glenn T. Carano	2009	389,500	—		306,505	33,437	(4)	729,442
Executive Director of Marketing of Silver Legacy and Secretary of the Partnership	2008 2007	400,000 400,000	— —		19,982 4,421	36,767 31,978	(4)	456,749 436,399

Bruce C. Sexton	2009	219,094	—		131,587	413	(6)	351,094
Assistant General Manager of Silver Legacy	2008 2007	225,000 225,000	— 2,970	(5)	72,161 2,462	2,373 2,373	(6)	299,534 232,805

Stephanie D. Lepori	2009	150,931	—		—	277	(7)	151,208
Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership	2008 2007	155,000 152,917	— 2,970	(5)	— —	1,286 1,270	(7)	156,286 157,157

(1)	This column sets forth the change in pension value in 2009, 2008 and 2007 for each of the names executive officers participating in the SERP. The value for each year was calculated as the difference between the present value of the names officer’s accrued benefit as of the end of the year, less the value calculated as of the end of the prior year. The present values were calculated using the same discount rate and mortality table that were used in our financial disclosures on those dates. Stephanie Lepori is not covered by the SERP.
(2)	The Partnership provides limited perquisites and personal benefits intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some may be used for personal reasons as well. In 2009 the perquisites and personal benefits provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events. The incremental cost to the Partnership of the perquisites and personal benefits received by Gary Carano and Glenn Carano during each year is included in the table. The value of the perquisites and personal benefits received by each of the two other named executive officers in each year is not included in the table because the perquisites and personal benefits received by each of these individuals involved an aggregate incremental cost to the Partnership of less than $10,000. The incremental cost to the Partnership of each perquisite and personal benefit is intended to capture the entire cost to the Partnership of the benefit less any amount which would have otherwise been incurred had the perquisite or benefit not been received.
(3)	Includes $132 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Gary Carano and $375 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account, and $12,673 of perquisites and personal benefits received in 2009.
(4)	Includes $132 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Glenn Carano, $750 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account, and $32,555 of perquisites and personal benefits received in 2009. These perquisites and personal benefits include golf membership dues for which the Partnership incurred a cost of $31,307 in 2009, representing the full amount of dues paid by the Partnership on account of Glenn Carano’s golf membership.
(5)	The highest individual bonus amount paid to all of the Partnership’s salaried and supervisory employees including named executive officers, Bruce Sexton and Stephanie Lepori, was $2,970.
(6)	Includes $132 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Bruce Sexton and $281 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for his account in 2009.
(7)	Includes $132 and in premiums paid by the Partnership for life and accidental death insurance for the benefit of Stephanie Lepori and $145 in matching contributions paid by the Partnership under the Partnership’s 401(k) savings plan for her account in 2009.

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

Depending on a participating named executive officer’s tier and years of service, the following percentages are applied to his highest annual compensation (base salary and bonus) amount within the last five full calendar years preceding retirement to determine the annual benefit payable upon retirement at or after age 60:

Years of Service (1)	Tier I (2)	Tier II (3)	Tier III
	Applicable Percentage
Less than four (4)	0%	0%	0%
Four (4), but less than (6)	20	15	5
Six (6), but less than eight (8)	25	20	10
Eight (8), but less than ten (10)	30	25	15
Ten (10), but less than twelve (12)	40	30	20
Twelve (12), but less than fourteen (14)	50	35	25
Fourteen (14) or more	60	40	30

(1) Each participating named executive officer had 15 years of service at December 31, 2009.

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

The following table sets forth for each named executive officer information with respect to the SERP as of December 31, 2009:

Pension Benefits

As of December 31, 2009

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (1) (d)	Payments During Last Fiscal Year (e)
Gary L. Carano	Silver Legacy Supplemental Executive Retirement Plan	15	$1,715,154	—

Glenn T. Carano	Silver Legacy Supplemental Executive Retirement Plan	15	$943,830	—

Bruce C. Sexton	Silver Legacy Supplemental Executive Retirement Plan	15	$616,548	—

Stephanie D. Lepori (2)	—	—	—	—

(1)	The accumulated benefit is based on years of service and annual compensation (base salary and bonus) for the period through December 31, 2009. The present value is calculated assuming the benefit commences at normal retirement age 65 and that the benefit is payable for life. It is also based on the assumptions included in the accompanying footnotes to the financial statements. As described in these footnotes, the assumed interest rate is 5.73%. If the assumed retirement age were changed to age 60, the present value for each of the named executive officers would instead be $2,551,612, $1,403,192, and $916,958 for Gary Carano, Glenn Carano and Bruce Sexton, respectively. The post-retirement mortality assumption is based on RP2000-Mortality Table-Projected 10 Years Using Projection Scale AA. All of the participating named executive officers were vested in the SERP as of December 31, 2009.
(2)	Stephanie Lepori is not covered by the SERP.

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

The following table sets forth for each named executive officer the respective amounts that would be payable under the SERP upon termination of employment for the reasons indicated assuming the termination event occurred on December 31, 2009.

Pension Benefits Payable Upon Termination

As of December 31, 2009

Name (a)	Lump-Sum Payable Upon Death (b)	Annual Income Payable Upon Disability (Beginning at Age 55) (c)	Annual Income Payable for Life Upon Voluntary Termination (Beginning at Age 60) (d)	Amount Payable Upon Termination for Cause (e)
Gary L. Carano	$1,648,497	$240,000	$240,000	—
Glenn T. Carano	$899,012	$160,000	$160,000	—
Bruce C. Sexton	$591,057	$91,079	$91,079	—
Stephanie D. Lepori (1)	—	—	—	—

(1)	Stephanie Lepori is not covered by the SERP.

Director Compensation

None of the members of the Partnership’s executive committee, which functions in a manner similar to a board of directors of a corporation, the executive officer or director of our managing partner, Galleon, or the members of the board of directors of Capital or its executive officers is compensated by the Partnership or Capital for his services in these capacities. The perquisites and personal benefits received by each member of the executive committee who received perquisites or personal benefits in 2009, 2008, and 2007, consisting of complimentary personal meals and tickets for various events, involved an aggregate incremental cost to the Partnership in each such year of less than $10,000.

Compensation Committee Interlocks and Insider Participation

The compensation of the Partnership’s CEO and CFO is determined by the Partnership’s executive committee, and the compensation of the Partnership’s other executives is determined by the Partnership’s CEO. The only individuals who served on the Partnership’s executive committee during the year ended December 31, 2009 were Gene R. Carano, Robert M. Jones, James J. Murren, and Donald D. Thrasher, each of whom is currently an executive committee member, and Gary N. Jacobs and Frank R. Baldwin, who were executive committee members until their resignations in December 2009 and November 2009, respectively. None of the individuals who served on the executive committee during 2009 is or has ever been an officer or employee of the Partnership or any subsidiary of the Partnership, including Capital.

During the year ended December 31, 2009, Gary L. Carano, the Partnership’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President of Eldorado Resorts LLC, served on the Partnership’s executive committee.

Three-Property Payments. Registered hotel guests at Silver Legacy have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Circus Circus Hotel and Casino, Eldorado Hotel & Casino and Silver Legacy. In addition, registered hotel guests at the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino may charge costs incurred at Silver Legacy outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Silver Legacy remits to the other two properties, and the other two properties remit to Silver Legacy, the respective amounts collected for charges incurred at the other properties. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided on a complimentary basis by the other property. The following table sets forth for the year ended December 31, 2009, the respective amounts paid for such complimentary charges by Silver Legacy to the Circus and Eldorado properties and the respective amounts received by Silver Legacy from the Circus and Eldorado properties.

Payor	Payee	Amount
Silver Legacy	Circus Circus	$—
Silver Legacy	Eldorado	25,800
Circus Circus	Silver Legacy	900
Eldorado	Silver Legacy	1,900

The Eldorado Hotel & Casino is owned by Eldorado Resorts LLC, which is 51.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

Gary N. Jacobs, from June 2000 to December 2009, had been an executive officer of MGM MIRAGE which acquired Mandalay Resort Group on April 25, 2005 and, as a result of such acquisition, now owns and operates the Circus Circus Hotel and Casino through a wholly owned subsidiary. James J. Murren has since 1999 been an executive officer of MGM MIRAGE. Gene R. Carano is currently General Manager of Eldorado Hotel & Casino and was their general manager from 1998 through 2002. In addition, he has served as Vice President of the Eldorado Resorts LLC or its predecessor since 1993 and, since July 1996, he and Robert M. Jones have been executive officers of Eldorado Resorts LLC, which owns 96% of ELLC.

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

No payments were made to the Partnership’s partners during the year ended December 31, 2009. ELLC is 96% owned by Eldorado Resorts LLC, which is 51.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

Recreational Enterprises, Inc. From time to time, Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the year ended December 31, 2009, the Partnership paid $17,430 for such services. We believe the terms on which we have utilized this service are at least as favorable to us as those that would be available from an unrelated third party. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 47% of Eldorado Resorts LLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Sierra Adventure Equipment Leasing, Inc. From time to time, Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht during the year ended December 31, 2009 were based on a flat rate per trip of $3,000 ($2,500 if the trip was shared with our partner, ELLC) and totaled $2,500. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC. Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the year ended December 31, 2009 totaled $61,700.

In October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $113,100 during the year ended December 31, 2009. We believe the terms on which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the year ended December 31, 2009, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $50,800. ELLC, which owns 50% of the Partnership, is 96% owned by Eldorado Resorts LLC.

In April 2008, the Partnership and Eldorado Resort LLC began combining certain back-of-the-house and administrative departmental operations including purchasing, advertising, information systems, surveillance and various shared management positions of the Eldorado Hotel & Casino and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2009, the Partnership reimbursed Eldorado Resorts LLC $515,000 for the Partnership’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado Hotel & Casino, and Eldorado Resorts LLC reimbursed the Partnership $142,000 for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

MGM MIRAGE. Silver Legacy utilizes 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. In May 2009, the Partnership also began utilizing an uncovered parking lot located adjacent to Circus Circus Hotel and Casino-Reno for oversize vehicles. In consideration for its use of the space, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $800 per month. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this agreement for the foreseeable future. The Circus Circus Hotel and Casino is owned by a wholly owned subsidiary of MGM MIRAGE.

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

Percentage of Partnership Interest in Circus and Eldorado Joint Venture
Galleon, Inc.(1)	50%
Eldorado Limited Liability Company(2)	50%
MGM MIRAGE(1)	50%
Eldorado Resorts LLC(2)	50%
Donald L. Carano	—
Gary L. Carano	—
Glenn T. Carano	—
Bruce C. Sexton	—
Stephanie D. Lepori	—
Gene R. Carano	—
Robert M. Jones	—
James J. Murren	—
Corey I. Sanders	—
Donald D. Thrasher	—
Daniel J. D’Arrigo	—
John M. McManus	—
All executive officers and executive committee members of the Partnership, as a group	—
All executive officers and directors of Capital, as a group	—

(1)	Galleon, Inc. is a wholly owned subsidiary of MGM MIRAGE. Under Rule 13d-3 of the Securities Exchange Act of 1934, MGM MIRAGE may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of its ownership of Galleon, Inc. The address of Galleon, Inc. and MGM MIRAGE is 3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

(2)	Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC. Under Rule 13d-3 of the Securities Exchange Act of 1934, Eldorado Resorts LLC may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Eldorado Limited Liability Company by virtue of direct and/or indirect controlling interests in Eldorado Limited Liability Company. The address of Eldorado Limited Liability Company and Eldorado Resorts LLC is P.O. Box 3399, Reno, Nevada 89505.

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

Incorporated herein by reference is the information concerning our partners’ pledges of their interests in the Partnership to secure the repayment of the indebtedness incurred pursuant to the Credit Facility and our 10 1/8% mortgage notes included under the captions “10 1/8% Mortgage Notes” and “Senior Secured Credit Facility” in our Management’s Discussion and Analysis of our Financial Condition and Results of Operations included in Item 7 of this report.

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

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2009 for the Partnership and Capital, respectively.

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

The following table summarizes amounts billed by our auditors, Deloitte & Touche LLP, for accounting fees and services for the years ended December 31, 2009 and 2008.

	2009	2008
Audit fees	$161,000	$166,400
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees include the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q.

We have an established policy which requires the prior approval by our audit committee of any services provided by our auditors, Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP for 2009 and 2008 were approved by our audit committee in accordance with our prior approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements:

Incorporated by reference in Item 8 of this annual report and included on pages 53 through 68 hereof are the following consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. and the report thereon of independent registered public accounting firm:

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2009 and 2008

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(a)(2)	Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Years ended December 31,
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
2009 Allowance for doubtful accounts	$1,198	$449	$864	$783
2008 Allowance for doubtful accounts	1,367	578	747	1,198
2007 Allowance for doubtful accounts	779	567	(21)	1,367

(a)(3)	The following exhibits are filed as part of this annual report or incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.3	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.1	Indenture, dated as of March 5, 2002, among the Registrants and The Bank of New York, with respect to the 10 1/8% Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.2	Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, by Circus and Eldorado Joint Venture, to First American Title Company of Nevada for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.3	Security Agreement, dated as of March 5, 2002, by the Registrants for the benefit of The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.4	Assignment of Rent and Revenues, entered into as of February 26, 2002, between Circus and Eldorado Joint Venture and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.5	Collateral Account Agreement, dated as of March 5, 2002, among the Registrants and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.10.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.6	Environmental Indemnity, entered into as of March 5, 2002, by the Registrants (Incorporated by reference to Exhibit 10.10.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.7	Registration Rights Agreement, dated as of March 5, 2002, among the Registrants and Banc of America Securities LLC (Incorporated by reference to Exhibit 4.7 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.8	Guaranty, dated as of March 5, 2002, made by Silver Legacy Capital Corp. in favor of Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.3 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.9	Second Amended and Restated Security Agreement, dated as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.4 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.10	Guarantor Security Agreement, dated as of March 5, 2002, between Silver Legacy Capital Corp. and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.5 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.11	Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents, dated as of February 26, 2002, but effective March 5, 2002, among Circus and Eldorado Joint Venture, First American Title Company of Nevada, as trustee, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.6 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.12	Second Amended and Restated Assignment of Rents and Revenues, entered into as of February 26, 2002, but effective as of March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.7 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.13	Second Amended and Restated Collateral Account Agreement, dated March 5, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.9.8 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.14	Intercreditor Agreement, dated as of March 5, 2002, among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, and the Registrants (Incorporated by reference to Exhibit 10.9.9 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.15	UCC Financing Statement Amendments (Incorporated by reference to Exhibit 4.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006 – Commission File Nos. 333-87202 and 333-87202(01))

10.1*	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.2	Letter Agreement, dated June 13, 2002, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

10.3	Letter Agreement, dated April 8, 2003, between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.4	Second Amended and Restated Credit Agreement, dated as of March 5, 2002, among Circus and Eldorado Joint Venture, Bank of America, N.A., Bank of Scotland, and U.S. Bank National Association (Incorporated by reference to Exhibit 10.9.2 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.5	Amendment No. 1 to Second Amended and Restated Credit Agreement dated November 4, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.6	Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rights dated November 3, 2003 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to the Registrants’ Quarterly Report on Form 10-Q for the period ended September 30, 2003—Commission File Nos. 333-87202 and 333-87202(01))

10.7	Agreement and Plan of Merger dated as of June 15, 2004, among MGM MIRAGE, Mandalay Resort Group and MGM MIRAGE Acquisition Co. #61, a wholly owned subsidiary of MGM MIRAGE (Incorporated by reference to Exhibit 2.1 to the Registrants’ Current Report on Form 8-K filed June 18, 2004—Commission File Nos. 333-87202 and 333-87202(01))

10.8	Notice of Extension of Outside Date dated as of March 22, 2005 (Incorporated by reference to Exhibit 99.2 to Mandalay Resort Group’s Current Report on Form 8-K filed March 28, 2005—Commission File No. 1-8570)

10.9	Amendment No. 2 to Second Amended and Restated Credit Agreement dated June 15, 2005 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed June 20, 2005—Commission File Nos. 333-87202 and 333-87202(01))

10.10	Amendment No. 3 to Second Amended and Restated Credit Agreement dated March 2, 2006 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10 to the Registrants’ Current Report on Form 8-K filed March 8, 2006—Commission File Nos. 333-87202 and 333-87202(01))

10.11	Amendment No. 4 to Second Amended and Restated Credit Agreement dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.11 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and 333-87202(01))

10.12	Modification of Second Amended and Restated Assignment of Rents and Revenues dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.12 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and 333-87202(01))

10.13	Second Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated March 28, 2007 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.13 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2006-Commission File Nos. 333-87202 and 333-87202(01))

10.14	Amendment No. 5 to Second Amended and Restated Credit Agreement dated March 28, 2008 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2007-Commission File Nos. 333-87202 and 333-87202(01))

10.15	Amendment No. 6 to Second Amended and Restated Credit Agreement dated January 28, 2009 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.15 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008—Commission File Nos. 333-87202 and 333-87202(01))

10.16	Modification of Third Amended and Restated Assignment of Rents and Revenues dated January 28,2009 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.16 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008—Commission File Nos. 333-87202 and 333-87202(01))

10.17	Third Modification of Second Amended and Restated Construction Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents dated January 28, 2009 between Circus and Eldorado Joint Venture and Bank of America, N.A. (Incorporated by reference to Exhibit 10.17 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2008—Commission File Nos. 333-87202 and 333-87202(01))

14	Financial Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

21	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: March 31, 2010	By:	/S/ Gary L. Carano

Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: March 31, 2010	By:	/S/ Gary L. Carano

Gary L. Carano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ Gary L. Carano Gary L. Carano	Chief Executive Officer of Circus and Eldorado Joint Venture and President and Chief Executive Officer of Silver Legacy Capital Corp. (Principal Executive Officer of each Registrant)	March 31, 2010

/S/ Stephanie D. Lepori Stephanie D. Lepori	Controller and Chief Accounting and Financial Officer of Circus and Eldorado Joint Venture and Treasurer and Chief Accounting and Financial Officer of Silver Legacy Capital Corp. (Principal Accounting Officer and Principal Financial Officer of each Registrant)	March 31, 2010

/S/ Gene R. Carano Gene R. Carano	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2010

/S/ Robert M. Jones Robert M. Jones	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2010

/S/ James J. Murren James J. Murren	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2010

/S/ Corey I. Sanders Corey I. Sanders	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2010

/S/ Donald D. Thrasher Donald D. Thrasher	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2010

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture
(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the consolidated financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 31, 2010

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(In thousands)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,042	$43,765
Accounts receivable, net	2,583	3,082
Inventories	1,947	2,020
Prepaid expenses and other	2,638	3,530

Total current assets	42,210	52,397
PROPERTY AND EQUIPMENT, NET	234,886	247,689
OTHER ASSETS, NET	7,170	7,235

Total Assets	$284,266	$307,321

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,520	$4,908
Accrued interest	4,820	5,401
Accrued and other liabilities	9,079	10,113

Total current liabilities	18,419	20,422
LONG-TERM DEBT	142,679	159,803
OTHER LONG-TERM LIABILITIES	7,630	6,618

Total liabilities	168,728	186,843

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	115,538	120,478

Total Liabilities and Partners’ Equity	$284,266	$307,321

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
OPERATING REVENUES:
Casino	$68,767	$74,834	$85,615
Rooms	31,009	36,551	45,036
Food and beverage	31,871	34,966	38,177
Other	7,939	9,654	8,815

	139,586	156,005	177,643
Less: promotional allowances	(17,482)	(16,530)	(15,663)

Net operating revenues	122,104	139,475	161,980

OPERATING EXPENSES:
Casino	36,791	39,909	43,568
Rooms	9,484	10,937	13,182
Food and beverage	21,002	24,614	27,346
Other	5,022	7,107	6,235
Selling, general and administrative	28,977	32,302	34,381
Depreciation	16,414	15,642	13,782
Change in fair value of life insurance contracts	(693)	1,528	(353)
Loss on disposition of assets	100	94	102

Total operating expenses	117,097	132,133	138,243

OPERATING INCOME	5,007	7,342	23,737

OTHER (INCOME) EXPENSE:
Interest expense	15,338	16,895	16,952
Interest income	(61)	(775)	(1,711)
Gain on early retirement of debt	(5,546)	—	—

Total other expense	9,731	16,120	15,241

NET INCOME (LOSS)	$(4,724)	$(8,778)	$8,496

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2007	$62,798	$72,798	$135,596
Comprehensive income:
Net income	4,248	4,248	8,496
Other comprehensive income minimum pension liability adjustment	(408)	(408)	(816)

Total comprehensive income	3,840	3,840	7,680
Partners’ distributions	(2,263)	(2,263)	(4,526)

Balance, December 31, 2007 (1)	64,375	74,375	138,750

Comprehensive loss:
Net loss	(4,389)	(4,389)	(8,778)
Other comprehensive income minimum pension liability adjustment	253	253	506

Total comprehensive loss	(4,136)	(4,136)	(8,272)
Partners’ distributions	(5,000)	(5,000)	(10,000)

Balance, December 31, 2008 (2)	55,239	65,239	120,478

Comprehensive loss:
Net loss	(2,362)	(2,362)	(4,724)
Other comprehensive income minimum pension liability adjustment	(108)	(108)	(216)

Total comprehensive loss	(2,470)	(2,470)	(4,940)

BALANCE, December 31, 2009 (3)	$52,769	$62,769	$115,538

(1)	Balances include Accumulated Other Comprehensive Income totaling ($938,000) comprised of ($469,000) each for Galleon, Inc. and ELLC.
(2)	Balances include Accumulated Other Comprehensive Income totaling ($432,000) comprised of ($216,000) each for Galleon, Inc. and ELLC.
(3)	Balances include Accumulated Other Comprehensive Income totaling ($648,000) comprised of ($324,000) each for Galleon, Inc. and ELLC.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,724)	$(8,778)	$8,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,414	15,642	13,782
Amortization	618	678	686
Loss on disposition of assets	100	94	102
Gain on early retirement of debt	(5,546)	—	—
Increase in accrued pension cost	796	990	1,027
Provision for doubtful accounts	(449)	578	567
(Increase) decrease in cash value of insurance policies in excess of premiums paid	(693)	1,528	(353)
Changes in current assets and current liabilities:
Accounts receivable	948	1,607	173
Inventories	73	200	(89)
Prepaid expenses and other	883	(449)	254
Accounts payable	(851)	321	(2,225)
Accrued interest	(581)	(12)	—
Accrued and other liabilities	(1,034)	80	(719)

Net cash provided by operating activities	5,954	12,479	21,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	9	148	118
Decrease (Increase) in other assets	11	(840)	(821)
Purchase of property and equipment	(3,249)	(10,509)	(11,137)

Net cash used in investing activities	(3,229)	(11,201)	(11,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	(10)	(14)	(13)
Payments on retirement of long-term debt	(11,438)	—	—
Distributions to partners	—	(10,000)	(4,526)

Net cash used in financing activities	(11,448)	(10,014)	(4,539)

CASH AND CASH EQUIVALENTS:
Net (decrease) increase for the year	(8,723)	(8,736)	5,322
Balance, beginning of year	43,765	52,501	47,179

Balance, end of year	$35,042	$43,765	$52,501

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$15,300	$16,228	$16,266
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$580	$117	$3,276

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and investigations of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2009, no significant concentrations of credit risk existed for which an allowance had not already been recorded (See Note 2).

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

The Partnership reviews its property and equipment and its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. For assets to be disposed of, the Partnership recognizes the asset at the lower of carrying value or fair market value, less cost of disposal, as estimated based on comparable asset sales or solicited offers. As of December 31, 2009 and 2008, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

	Years ended December 31,
	2009	2008	2007
Food and beverage	$9,359	$9,134	$9,404
Rooms	5,565	4,622	3,921
Other	2,558	2,774	2,338

	$17,482	$16,530	$15,663

The estimated costs of providing such promotional allowances are included in casino expenses and consist of the following (in thousands):

	Years ended December 31,
	2009	2008	2007
Food and beverage	$6,511	$6,477	$6,457
Rooms	1,711	1,320	1,087
Other	2,003	2,244	1,801

	$10,225	$10,041	$9,345

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5.4 million, $6.1 million and $7.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The reported amounts of the Partnership’s assets and liabilities exceeded the net tax basis by $36.7 million and $39.6 million, at December 31, 2009 and 2008, respectively.

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the term of the related debt agreement.

Fair Value of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10 1/ 8% mortgage notes, based on quoted market prices, was approximately $126.4 million and $105.6 million as of December 31, 2009 and 2008, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of revenues, expenses, gains and losses which do not affect net income (loss) under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 includes an adjustment to the minimum pension liability and was computed as follows (in thousands):

	2009	2008	2007
Net income (loss)	$(4,724)	$(8,778)	$8,496
Minimum pension liability adjustment	(216)	506	(816)

Comprehensive income (loss)	$(4,940)	$(8,272)	$7,680

The reconciliation of accumulated other comprehensive income as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Accumulated other comprehensive income, beginning of year	$432	$938
Minimum pension liability adjustment	216	(506)

Accumulated other comprehensive income, end of year	$648	$432

Recently Issued Accounting Standards

The Partnership adopted various accounting standards during 2009, none of which had a material effect on its consolidated financial statements.

In addition, certain amendments to Accounting Standards Codification (“ASC”) Topic 810 “Consolidation” become effective for us beginning January 1, 2010. Such amendments include changes to the quantitative approach to determine the primary beneficiary of a variable interest entity (“VIE”). An enterprise must determine if its variable interest or interests give it a controlling financial interest in a VIE by evaluating whether 1) the enterprise has the power to direct activities of the VIE that have a significant effect on economic performance, and 2) the enterprise has an obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The amendments to ASC 810 also require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these amendments did not have a material effect on the Partnership’s consolidated financial statements

Note 2. Accounts Receivable

Accounts receivable, net at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Casino receivables	$1,798	$2,433
Hotel receivables	1,322	1,659
Other receivables	246	188

	3,366	4,280
Less: allowance for doubtful accounts	(783)	(1,198)

Accounts receivable, net	$2,583	$3,082

The provision for bad debt expense for the years ended December 31, 2009, 2008 and 2007, was $0.4 million, $0.6 million and $0.6 million, respectively.

Note 3. Property and Equipment

Property and equipment at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	269,169	269,169
Furniture, fixtures, and equipment	106,278	107,283
Construction in progress	171	43

	404,023	404,900
Less: accumulated depreciation	(169,137)	(157,211)

Property and equipment, net	$234,886	$247,689

Substantially all property and equipment of the Partnership is collateralized by its long-term debt (see Note 6).

Note 4. Other Assets

Other assets, net at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
China, glassware and silverware	$210	$210
Debt issuance costs, net	1,174	1,922
Cash surrender value of life insurance policies	5,697	5,003
Other	89	100

	$7,170	$7,235

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with its issuance of its 10 1/8% mortgage notes due March 2012 and in connection with its bank credit facility (see Note 6). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. Costs related to the completed offering of the 10 1/8 mortgage notes included in other assets totaled $1.2 million and $1.9 million at December 31, 2009 and 2008, respectively. Accumulated amortization of the debt issuance costs were $5.1 million and $4.4 million at December 31, 2009 and 2008, respectively. The amortization of debt issuance costs included in interest expense was $0.6 million, $0.7 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Life insurance contracts are purchased to informally fund the Partnership’s Supplemental Executive Retirement Plan. Amounts included in other assets represent the cash surrender value of these life insurance contracts (see Note 9).

Note 5. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Accrued payroll and related	$1,501	$1,462
Accrued vacation	1,534	1,669
Accrued group insurance	631	715
Unclaimed chips and tokens	425	499
Accrued taxes	1,105	1,155
Advance room deposits	591	541
Progressive slot liability	1,739	1,900
Players’ club liability	618	979
Other	935	1,193

	$9,079	$10,113

Note 6. Long-Term Debt

Long-term debt at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $121 and $197)	$142,679	$159,803
Less current portion	—	—

	$142,679	$159,803

Scheduled maturities of long-term debt are as follows at December 31, 2009 (in thousands):

2010	—
2011	—
2012	142,679

$142,679

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

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and are senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, which is junior to a security interest in such assets securing the Partnership’s obligations on any new credit facility we may secure and any refinancings of such facility that are permitted pursuant to the terms of the Notes. Each of the Partners executed a pledge of all of its partnership interests in the Partnership to secure the Notes, which is junior to a pledge of such partnership interests to secure the Partnership’s obligations on any new credit facility we may secure and any refinancings of such facility that are permitted pursuant to the terms of the Notes. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The Notes contain various restrictive covenants. The covenants included in the Notes and/or any new credit facility we may secure require the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners of property or merge, consolidate or sell assets.

During the year ended December 31, 2009, there was no indebtedness outstanding under the Credit Facility. As of December 31, 2009, the Partnership was not in compliance with the financial covenants in the Credit Facility. As described below, such noncompliance was prospectively waived by an amendment, dated August 12, 2008, to the Credit Facility. As a result of the covenant noncompliance at December 31, 2009, the Partnership was precluded from utilizing the Credit Facility until it completed a fiscal quarter as to which it was in compliance with the facility’s covenants (including the financial covenants as though the below-described waiver had not been given). On August 12, 2008, the Partnership and Bank of America, N.A. executed an additional amendment to the Credit Facility which retroactively waived compliance with the Credit Facility’s financial covenants in respect of the quarters ended March 31, 2008 and June 30, 2008 and prospectively waived compliance with the Credit Facility’s financial covenants for each subsequent quarter through and including December 31, 2009, provided that no additional credit was extended under the Credit Facility during a quarter for which the waiver was relied upon. The Partnership’s inability to satisfy the covenant ratios in the Credit Facility did not constitute a default under the indenture relating to the Notes. As of December 31, 2009, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

On January 28, 2009, the Partnership executed an amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allows for the unconditional expenditure of up to $20.0 million to purchase outstanding Notes provided that no proceeds of loans under the Credit Facility were used for this purpose. The aforementioned financial covenants waiver remained in effect throughout 2009. The Partnership has not utilized its borrowing capacity under the Credit Facility since 2003. As a result, the Credit Facility was not extended beyond its March 30, 2010 maturity date.

In February 2009, the Partnership repurchased and retired $17.2 million principal amount of the Notes. The total purchase price of the Notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized debt issuance costs. The repurchase of the Notes reduced the amount of Notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. The Partnership’s executive committee has authorized the Partnership to spend up to an additional $8.6 million (representing the additional amount of funds other than proceeds of loans under the Credit Facility permitted by the terms of the Credit Facility to be unconditionally expended) for the repurchase of Notes. It is anticipated that any additional Notes acquired prior to maturity will be acquired through open market purchases.

Note 7. Other Long-term Liabilities

Other long-term liabilities at December 31, 2009 and 2008 consisted of the following (in thousands):

	2009	2008
Accrued SERP liability (1)	$6,982	$6,186
SERP additional minimum liability	648	432

	$7,630	$6,618

(1)	See Note 9 “Employee Retirement Plans”.

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

Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2009, 2008 and 2007, the Partnership paid $17,400, $33,900 and $28,100, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 55% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $3,000 ($2,500 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $2,500, $5,000 and $61,000 during 2009, 2008 and 2007, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2009, 2008, and 2007 were $61,700, $62,000 and $77,200, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2009, 2008 and 2007, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $50,800, $45,300 and $42,800, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $113,100, $72,300 and $53,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The Partnership believes that the terms under which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

In April 2008, the Partnership and Eldorado Resort LLC began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance, engineering and various shared management positions of the Eldorado Hotel & Casino and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2009 and 2008, the Partnership reimbursed Eldorado Resorts LLC $515,000 and $129,200, respectively, for the Partnership’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado Hotel & Casino. During 2009 and 2008, Eldorado Resorts LLC reimbursed the Partnership $142,000 and $30,100, respectively, for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

In April 2001, the Partnership began utilizing 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. In May 2009, the Partnership also began utilizing an uncovered parking lot adjacent to Circus Circus Hotel and Casino-Reno for oversize vehicles. In consideration for its use of the space, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $800 per month. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this agreement for the foreseeable future.

Note 9. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allowed for an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. In conjunction with implemented cost savings programs, the Partnership discontinued the employer matching contribution in February 2009. The Partnership’s matching contributions were $26,900, $0.2 million and $0.3 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded informally through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $1.0 million, $1.0 million and $1.1 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

The following information summarizes activity in the SERP for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$6,618	$6,134
Service cost	310	395
Interest cost	446	400
Actuarial loss (gain)	443	(279)
Benefits paid	(75)	(32)

Projected benefit obligation at end of year	$7,742	$6,618

Fair Value of Plan Assets(1)	$—	$—

	2009	2008
Reconciliation of Funded Status:
Funded status	$(7,742)	$(6,618)
Unrecognized actuarial loss	422	(20)
Unrecognized prior service cost	226	453

Net amount recognized	$(7,094)	$(6,185)

Amounts Recognized on the Consolidated Balance Sheet:
Accrued net pension cost	$(7,094)	$(6,185)
Additional minimum liability	(648)	(432)
Accumulated other comprehensive loss	648	432

Net amount recognized	$(7,094)	$(6,185)

Weighted Average Assumptions:
Discount rate used to determine benefit obligations (2)	5.73%	6.54%
Discount rate used to determine net periodic benefit cost (2)	5.73%	6.54%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Components of Net Pension Cost:
Current period service cost	$310	$395	$426
Interest cost	446	400	339
Amortization of prior service cost	227	227	294

Net expense	$983	$1,022	$1,059

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2010	$112
2011	279
2012	429
2013	462
2014	501
2015-2019	3,603

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $5.7 million and $5.0 million at December 31, 2009 and 2008, respectively. The life insurance contracts had a face value of $11.0 million at December 31, 2009 and 2008.
(2)	The discount rate utilized was based on the Citigroup Pension Liability Index as of December 31, 2009 and December 31, 2008 with a maturity of 32 years.

Note 10. Commitments and Contingencies

Letters of Credit

The Credit Facility did not allow for the issuance of letters of credit beyond the revolving portion of the Credit Facility of which none was outstanding as of December 31, 2009.

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2009 (in thousands):

2010	$158
2011	157
2012	150
Thereafter	37

$502

Total rental expense under operating leases was $0.4 million for the years ended December 31, 2009, 2008 and 2007 which include rental payments associated with cancellable operating leases with terms less than one year.

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

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. Hearings before the Nevada Administrative Law Judge are currently being scheduled; however, the date of the Partnership’s hearing is uncertain at this time. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process the Partnership will not record any gain until the tax refund is realized.

Note 11. Partnership Agreement

Concurrent with the issuance of the Notes on March 5, 2002, the Partnership’s original partnership agreement was amended and restated in its entirety and was further amended in April 2002 (the “New Partnership Agreement”). The New Partnership Agreement provides for, among other items, profits and losses to be allocated to the Partners in proportion to their percentage interests, separate capital accounts to be maintained for each Partner, provisions for management of the Partnership and payment of distributions and bankruptcy and/or dissolution of the Partnership. The April 2002 amendments were principally (i) to provide equal voting rights for ELLC and Galleon with respect to approval of the partnership’s annual business plan and the appointment and compensation of the general manager, and (ii) to give each Partner the right to terminate the general manager. In conjunction with issuance of the Notes, a $2.1 million distribution was paid to Galleon representing the remaining Priority Allocation payment to MRG pursuant to the Partnership’s original partnership agreement and a special distribution was paid to ELLC and Galleon of $10.0 million and $20.0 million respectively.

There were no distributions for the year ended December 31, 2009. No tax distributions of the Partnership to its partners were made in 2009 and are not anticipated to be owed based on the expected final 2009 tax return. Total distributions for the year ended December 31, 2008 totaled $10.0 million and included a distribution of $5.0 million each to ELLC and Galleon representing a special distribution approved by the Partnership’s executive committee. No tax distributions of the Partnership to its partners were made in 2008. Total distributions for the year ended December 31, 2007 totaled $4.5 million and included a distribution of $2.3 million each to ELLC and Galleon representing fiscal 2007 tax distributions.