Form 10-Q
period 2010-03-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2010-05-14
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at May 14, 2010 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,094	$35,042
Accounts receivable, net	2,908	2,583
Inventories	1,970	1,947
Prepaid expenses and other	3,231	2,638

Total current assets	37,203	42,210
PROPERTY AND EQUIPMENT, NET	234,006	234,886
OTHER ASSETS, NET	7,164	7,170

Total Assets	$278,373	$284,266

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,624	$4,520
Accrued interest	1,205	4,820
Accrued and other liabilities	10,060	9,079

Total current liabilities	15,889	18,419
LONG-TERM DEBT	142,694	142,679
OTHER LONG-TERM LIABILITIES	7,798	7,630

Total liabilities	166,381	168,728
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS’ EQUITY	111,992	115,538

Total Liabilities and Partners’ Equity	$278,373	$284,266

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING REVENUES:
Casino	$14,990	$15,161
Rooms	7,096	6,806
Food and beverage	7,597	7,644
Other	1,646	1,529

	31,329	31,140
Less: promotional allowances	(3,522)	(3,773)

Net operating revenues	27,807	27,367

OPERATING EXPENSES:
Casino	8,081	8,748
Rooms	2,228	2,302
Food and beverage	5,294	5,110
Other	1,131	1,047
Selling, general and administrative	6,859	7,189
Depreciation	4,125	4,068
Change in fair value of life insurance contracts	(141)	304
Loss (gain) on disposition of assets	11	(2)

Total operating expenses	27,588	28,766

OPERATING INCOME (LOSS)	219	(1,399)

OTHER (INCOME) EXPENSE:
Interest expense	3,767	4,036
Interest income	(2)	(45)
Gain on early retirement of debt	—	(5,546)

Total other (income) expense	3,765	(1,555)

NET INCOME (LOSS)	$(3,546)	$156

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2010 (1)	$52,769	$62,769	$115,538
Net loss	(1,773)	(1,773)	(3,546)

BALANCE, March 31, 2010 (1)	$50,996	$60,996	$111,992

(1)	Balances include Accumulated Other Comprehensive Income totaling ($648,000) comprised of ($324,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,546)	$156
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	4,125	4,068
Amortization of debt discounts and issuance costs	152	164
Loss (gain) on disposition of assets	11	(2)
Gain on early retirement of debt	—	(5,546)
Increase in accrued pension cost	168	227
Provision for doubtful accounts	(78)	105
(Increase) decrease in cash value of insurance policies in excess of premiums paid	(141)	304
Changes in current assets and current liabilities:
Accounts receivable	(247)	673
Inventories	(23)	99
Prepaid expenses and other	(596)	435
Accounts payable	118	(1,075)
Accrued interest	(3,615)	(4,195)
Accrued and other liabilities	981	551

Net cash used in operating activities	(2,691)	(4,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	—	2
Increase in other assets	9	4
Purchase of property and equipment	(3,266)	(432)

Net cash used in investing activities	(3,257)	(426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(10)
Payments on retirement of long-term debt	—	(11,438)
Distributions to partners	—	—

Net cash used in financing activities	—	(11,448)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(5,948)	(15,910)
Balance, beginning of period	35,042	43,765

Balance, end of period	$29,094	$27,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$7,232	$8,067

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$566	$70

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of March 31, 2010, and the results of operations for the three months ended March 31, 2010 and 2009 and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.

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

In April 2010, the FASB issued ASU No. 2010-16, Accruals for Casino Jackpot Liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Partnership expects to adopt the guidance in fiscal year 2011 and is currently in the process of evaluating the impact the guidance will have on its consolidated results of operations, financial position and cash flows.

Note 2. Fair Value Measurements

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $129.9 million as of March 31, 2010.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
10 1/8 % Mortgage Notes due 2012 (net of unamortized discount of $106 and $121, respectively)	$142,694	$142,679

On March 5, 2002, the Partnership and Capital (collectively, the “Issuers”) co-issued $160.0 million principal amount of senior secured mortgage notes due 2012 (the “Notes”). Concurrent with issuing the Notes, the Partnership entered into a senior secured credit facility (the “Credit Facility”) for $40.0 million. The Credit Facility originally provided for a $20.0 million senior secured revolving credit facility and a $20.0 million five-year term loan facility, each of which provided for the payment of interest at floating rates based on LIBOR plus a spread. The proceeds from the Notes, together with $26.0 million in borrowings under the Credit Facility, were used to repay $150.2 million representing all of the indebtedness outstanding under a prior bank credit facility and to fund $30.0 million of distributions to the Partners. In addition, the remaining proceeds along with operating cash flows were used to pay $6.3 million in related fees and expenses of the transactions. These fees were capitalized and are included in other assets. On November 4, 2003, the Partnership, U.S. Bank, N.A. and Bank of America, N.A., executed an amendment to the Credit Facility which reduced the revolving facility to $10.0 million. On March 28, 2008, the Partnership and Bank of America, N.A. executed an amendment reducing the revolving facility to $1.0 million. On January 28, 2009, the Partnership executed an amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. The Partnership had not utilized its borrowing capacity under the Credit Facility since 2003. As a result, the Credit Facility was not extended beyond its March 30, 2010 maturity date.

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and are senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets and a pledge by each of the Partners of all of its partnership interest in the Partnership. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The Notes contain various restrictive covenants. The covenants included in the Notes require, and/or any covenants in any new credit facility we may secure may require, the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners or merge, consolidate or sell assets. As of March 31, 2010, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2010 will be approximately $0.7 million, of which $0.2 million had been accrued as of March 31, 2010.

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

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. Hearings before the Nevada Administrative Law Judge are currently being scheduled; however, the date of the Partnership’s hearing is uncertain at this time. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, the Partnership will not record any gain until the tax refund is realized.

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

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games and the second largest number of slot machines and hotel rooms of any property in the Reno market. Silver Legacy’s net operating revenues and results of operations are derived largely from gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute significantly to our net revenues.

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

Significant Factors Affecting Results of Operations

National Economic Condition

The state of the national economy, including the decrease in liquidity in the credit markets, high unemployment, and the weak housing market, continue to influence consumers’ confidence and discretionary spending. We believe the weakness and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance during 2010 and 2009. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to look for opportunities to further reduce expenses and maximize cash flows. We believe the current economic recession will continue to negatively affect our operating results in the future; however, we are uncertain as to the duration and magnitude of the recession’s impact.

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

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018, including 2010. Through a one-time agreement, the National Bowling Stadium also will host multi-month bowling tournaments in Reno in 2011, usually an off-year for Reno. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. In 2007, the United States Bowling Congress (“USBC”) Open Tournament began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. The USBC Women’s Tournament, which attracted approximately 55,000 bowlers to the Reno market in 2006, returned in late March 2009. This tournament continued through the end of June 2009 and brought approximately 40,500 bowlers during the 2009 period. While the traffic generated by this tournament benefited the Reno market during the second quarter of 2009, the positive impact was not as significant as in previous years due to a decline in bowler attendance combined with general decreases in consumers’ discretionary spending. The USBC Open Tournament returned to the Reno market in 2010 beginning in late February and contributed to our improved operating results during the first quarter of 2010 compared to the same prior year period. This USBC Open Tournament will continue through the end of June 2010.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009	Percent Change
Net revenues	$27,807	$27,367	1.6%
Operating expenses	27,588	28,766	(4.1)
Operating income (loss)	219	(1,399)	115.7
Net income (loss)	(3,546)	156	(2373.1)

Net Revenues. During the first quarter of 2010 compared to the same prior year period, net revenues increased primarily due to increased rooms revenues and other revenues which were partially offset by slight declines in casino and food revenues. While the previously discussed economic factors which have negatively impacted Reno’s gaming and tourism market as a whole continue to be a challenge, the first quarter of 2010 benefited from the return of the USBC Open Tournament, strong holiday and special event weekends and a more aggressive concert schedule. Additionally, poor weather adversely affected drive-in traffic during the first quarter of 2009 and contributed to the year-over-year improvement in revenues during the current quarter.

Operating Income (Loss) and Net Income (Loss). Continued efforts to maximize operating income and improve profit margins were successful during the current quarter and resulted in lower operating expenses, both as a percentage of revenues and in absolute dollars, in comparison to the same prior year period. Specifically, savings were achieved via reductions in payroll, benefits (including retirement contributions, holiday pay, employee meals and group health insurance) and various general and administrative expenses. Moreover, lower special events expenditures and a decline in promotional allowance costs allocated to the casino department also drove growth in operating income during the current quarter compared to the same prior year period.

Depreciation expense rose in 2010 compared to 2009 due to additional depreciation associated with new capital equipment purchases and partially offset the increase in operating income during the current quarter. A $5.5 million gain, net of unamortized debt issuance costs and discounts, on the early retirement of $17.2 million principal amount of our 10 1/8% mortgage notes was recorded in February 2009. As a result, net income declined from $0.2 million in 2009 to a net loss of $3.5 million in 2010.

Revenues

The following table highlights the components of operating revenues (dollars in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009	Percent Change
Casino	$14,990	$15,161	(1.1)%
Rooms	7,096	6,806	4.3
Food and beverage	7,597	7,644	(0.6)
Other	1,646	1,529	7.7
Promotional allowances	(3,522)	(3,773)	(6.7)

Casino Revenues. During the current quarter compared to the same prior year period, table games drop increased 1.8% while slot handle declined 5.3%. Table games drop benefited from the increased visitation generated by the USBC Open Tournament during late February through March of 2010. Historically, the USBC Open Tournament has attracted table games players, as compared to the USBC Women’s Tournament, and has typically had a greater positive impact on table games volume during associated tournament periods. While table games cash play benefited from the traffic generated by the bowlers, table games credit play and high end slot volume declined in 2010 compared to 2009. We believe these decreases were associated with the previously discussed economic factors which continue to negatively influence the spending levels of our customers.

Rooms Revenues. Our ADR and occupancy percentages were $66.72 and 62.7% respectively, for the three months ended March 31, 2010 compared to $64.33 and 62.1%, respectively, for the three months ended March 31, 2009. Although we experienced a decline in non-bowler convention room nights, total occupied room nights rose 1.0% during the current quarter compared to the same prior year period. This increase was mainly due to incremental room nights generated by the USBC Open Tournament along with a marginal increase in casino room nights. Despite growing competition, both locally and within our feeder markets, we were able to sustain a higher ADR during the current quarter as a result of efforts to elevate room rates via effective rate yield management, demand created by the additional bowler room nights and email offer campaigns targeted at slower booking periods.

Food and Beverage Revenues. During the current quarter compared to the same prior year period, food revenues decreased slightly while beverage revenues posted modest growth. As a result, overall food and beverage revenues remained flat in 2010 compared to 2009. Customer counts increased 1.7% in 2010 compared to 2009; however, our average restaurant check decreased during the current quarter due to selective menu price revisions in an effort to promote our restaurants and incentivize customers. Additionally, reductions in customer spending levels, lower convention banquet revenues and a decline in food complimentaries also adversely impacted food revenues during the current quarter compared to the same prior year period.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. Other revenues increased during 2010 compared to 2009 mainly due to higher entertainment revenues associated with an increase in scheduled concert dates throughout the current quarter. This growth was partially offset by a decline in retail revenues as a result of decreased retail complimentary revenues in 2010 compared to the same prior year period.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, fell to 11.2% during the three months ended March 31, 2010 compared to 12.1% during the three months ended March 31, 2009. This decrease was attributable to a decline in rooms, food, and retail complimentaries redeemed by our casino customers during the current quarter as a result of efforts to eliminate less profitable direct mail offers and promotions. Additionally, revisions to our players’ club were implemented with the introduction of downloadable free slot play in January of 2010 which impacted complimentaries redeemed by our customers during the current quarter compared to the same prior year period.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended March 31, 2010	Three months ended March 31, 2009	Percent Change
Casino	$8,081	$8,748	(7.6)%
Rooms	2,228	2,302	(3.2)
Food and beverage	5,294	5,110	3.6
Other	1,131	1,047	8.0
Selling, general and administrative	6,859	7,189	(4.6)
Depreciation	4,125	4,068	1.4
Change in fair value of life insurance contracts	(141)	304	(146.4)
Loss (gain) on disposition of assets	11	(2)	650.0

Casino Expenses. Casino expenses declined in 2010 compared to 2009 primarily due to decreases in benefits, bad debt expense, special events and promotional costs, direct mail expenditures and the liability associated with unredeemed players’ club complimentaries. A decline in promotional allowances related to the cost of rooms, food and retail complimentaries allocated to the casino department also contributed to the declines during the current quarter compared to the same prior year period.

Rooms Expenses. Despite an increase in occupied rooms, rooms expenses declined in 2010 compared to 2009 due to decreases in departmental payroll and supplies as a result of efforts to reduce costs on a per occupied room basis. These savings combined with a higher ADR produced a 10.0% increase in the hotel department’s profit in 2010 compared to 2009.

Food and Beverage Expenses. Food and beverage expenses rose in conjunction with increased restaurant customer counts along with higher food and beverage costs, as a percentage of revenues, which were not passed on to our customers via increased prices in our average restaurant check. In addition, food and beverage payroll increased, as a percentage of revenues, as result of changes to restaurant schedules along with efforts to improve our customer experience. The department’s profit margin was impacted by these factors in addition to the reduction in our average restaurant check.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. During 2010 compared to 2009, other operating expenses increased as a result of higher entertainment expenses, including equipment rental and entertainers’ fees, as a result of a more aggressive concert schedule during the current quarter.

Selling, General and Administrative Expenses. During 2010 compared to 2009, selling, general and administrative expenses decreased mainly due to significant reductions in payroll and benefits among our administrative and facilities departments, decreased electricity costs and declines in building repairs and maintenance. These decreases were the result of cost savings programs implemented throughout 2009 in addition to continued efforts to identify operational efficiencies.

Depreciation Expense. Depreciation expense increased in 2010 compared to 2009 primarily due to higher depreciation associated with new equipment purchases during the latter half of 2009 and first quarter of 2010.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During 2010, the fair value of these life insurance contracts increased as compared to the prior year in which their fair value decreased.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and the gain on the early retirement of debt. In February 2009, we purchased and retired $17.2 million principal amount of our 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized offering costs and discounts. As a result of this transaction, which reduced the amount of notes outstanding to $142.8 million, interest expense decreased in 2010 compared to 2009. Interest income decreased during 2010 compared to 2009 due to a decline in our invested cash reserves subsequent to the purchase of notes and lower interest rates.

Liquidity and Capital Resources

During the first quarter of 2010, cash flows used in operating activities was $2.7 million compared to $4.0 million during the same prior year period. This change in cash flows used in operating activities was primarily due to various changes in balance sheet accounts which occurred in the normal course of business. As of March 31, 2010, cash and cash equivalents were $29.1 million, sufficient for normal operating requirements.

Cash used in investing activities for the three months ended March 31, 2010 was $3.3 million compared to $0.4 million for the three months ended March 31, 2009, and related primarily to capital expenditures for various renovation projects and equipment purchases. The increase during the current quarter was primarily due to a payment of $2.5 million for the purchase of furniture and fixtures for our hotel room remodel project which is scheduled to begin in July 2010. Our executive committee has approved $10.6 million in capital expenditures for 2010 of which $7.5 million is budgeted for the hotel room remodel project.

There was no cash used in financing activities during the current quarter. Cash used in financing activities during the three months ended March 31, 2009 was $11.4 million which represented a payment for the purchase and retirement of $17.2 million principal amount of our 10 1/8% mortgage notes. Additionally, $10,000 was paid in the 2009 period representing costs associated with extension of the maturity date of our credit facility to March 30, 2010 when it expired by its terms.

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

We believe we have sufficient capital resources to meet all of our obligations up to the March 2012 maturity date of our 10 1/8% mortgage notes. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and cash reserves.

10  1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law. Each of the Partnership’s partners has executed a pledge of all of its partnership interest in the Partnership to secure the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At March 31, 2010, we were in compliance with all of the covenants in the indenture related to the notes.

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

On January 28, 2009, the Partnership executed an amendment to extend the Credit Facility’s maturity date for an additional year to March 30, 2010. This amendment also allowed for the unconditional expenditure of up to $20.0 million to purchase outstanding notes, provided that no proceeds of loans under the Credit Facility were used for this purpose. Of the permitted $20.0 million of expenditures, the Partnership spent $11.4 million for the repurchase of notes.

But for the repayment of our 10 1/8% mortgage notes at maturity, which we will be required to refinance, we believe we have sufficient cash to meet all of our obligations up to the March 2012 maturity date of the 10 1/8% mortgage notes. Our Credit Facility was not extended beyond its March 30, 2010 maturity date since we had not utilized our borrowing capacity under the Credit Facility since 2003 and did not anticipate utilizing the Credit Facility in the foreseeable future.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies during the three months ended March 31, 2010.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contain or may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the first quarter of 2010. As of March 31, 2010, we had no variable rate debt outstanding.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2010, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 14, 2010	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 14, 2010	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Treasurer (Principal Financial and Accounting Officer)