Form 10-Q
period 2010-06-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2010-08-13
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at August 13, 2010 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$37,363	$35,042
Accounts receivable, net	3,504	2,583
Inventories	2,098	1,947
Prepaid expenses and other	2,655	2,638

Total current assets	45,620	42,210
PROPERTY AND EQUIPMENT, NET	230,845	234,886
OTHER ASSETS, NET	6,827	7,170

Total Assets	$283,292	$284,266

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,192	$4,520
Accrued interest	4,819	4,820
Accrued and other liabilities	10,043	9,079

Total current liabilities	20,054	18,419
LONG-TERM DEBT	142,707	142,679
OTHER LONG-TERM LIABILITIES	7,967	7,630

Total liabilities	170,728	168,728
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS’ EQUITY	112,564	115,538

Total Liabilities and Partners’ Equity	$283,292	$284,266

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

OPERATING REVENUES:
Casino	$18,835	$19,907	$33,825	$35,068
Rooms	9,362	8,791	16,458	15,597
Food and beverage	8,273	8,636	15,870	16,280
Other	1,741	2,071	3,387	3,600

	38,211	39,405	69,540	70,545
Less: promotional allowances	(4,080)	(5,126)	(7,602)	(8,899)

Net operating revenues	34,131	34,279	61,938	61,646

OPERATING EXPENSES:
Casino	8,954	10,200	17,035	18,948
Rooms	2,699	2,616	4,927	4,918
Food and beverage	5,425	5,294	10,719	10,404
Other	1,380	1,267	2,511	2,314
Selling, general and administrative	6,909	7,464	13,768	14,653
Depreciation	4,039	4,105	8,164	8,173
Change in fair value of life insurance contracts	322	(379)	181	(75)
Loss on disposition of assets	69	56	80	54

Total operating expenses	29,797	30,623	57,385	59,389

OPERATING INCOME	4,334	3,656	4,553	2,257

OTHER (INCOME) EXPENSE:
Interest expense	3,764	3,767	7,531	7,803
Interest income	(2)	(9)	(4)	(54)
Gain on early retirement of debt	—	—	—	(5,546)

Total other expense	3,762	3,758	7,527	2,203

NET INCOME (LOSS)	$572	$(102)	$(2,974)	$54

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2010 (1)	$52,769	$62,769	$115,538
Net loss	(1,487)	(1,487)	(2,974)

BALANCE, June 30, 2010 (1)	$51,282	$61,282	$112,564

(1)	Balances include Accumulated Other Comprehensive Income totaling ($648,000) comprised of ($324,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,974)	$54
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,164	8,173
Amortization of debt discounts and issuance costs	301	315
Loss on disposition of assets	80	54
Gain on early retirement of debt	—	(5,546)
Increase in accrued pension cost	337	454
Increase (decrease) in provision for doubtful accounts	(186)	248
(Increase) decrease in cash value of insurance policies in excess of premiums paid	181	(75)
Changes in current assets and current liabilities:
Accounts receivable	(735)	(85)
Inventories	(151)	48
Prepaid expenses and other	(29)	1,017
Accounts payable	790	(515)
Accrued interest	(1)	(580)
Accrued and other liabilities	964	214

Net cash provided by operating activities	6,741	3,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	45	2
Increase (decrease) in other assets	(192)	7
Purchase of property and equipment	(4,273)	(1,313)

Net cash used in investing activities	(4,420)	(1,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(10)
Payments on retirement of long-term debt	—	(11,438)

Net cash used in financing activities	—	(11,448)

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	2,321	(8,976)
Balance, beginning of period	35,042	43,765

Balance, end of period	$37,363	$34,789

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$7,232	$8,069

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$461	$76

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by MGM Resorts International, formerly known as MGM Mirage, and previously owned and controlled by Mandalay Resort Group (“Mandalay”) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25.0 million and cash of $26.9 million for a total equity investment of $51.9 million. Galleon contributed cash to the Partnership of $51.9 million to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

On April 25, 2005, a wholly owned subsidiary of MGM Resorts International (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM. With the consummation of the merger, Galleon, Inc. became an indirect wholly-owned subsidiary of MGM.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of June 30, 2010, and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.

Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, our self-insured liability reserves, players’ club liabilities, contingencies and litigation, claims and assessments, and fair value measurements related to the Partnership’s mortgage notes and the Supplemental Executive Retirement Plan. Actual results could differ from these estimates.

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $135.7 million as of June 30, 2010.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
10 1/8 % Mortgage Notes due 2012 (net of unamortized discount of $93 and $121, respectively)	$142,707	$142,679

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

The indenture relating to the Notes contains various restrictive covenants. The covenants require, and/or any covenants in any new credit facility we may secure may require, the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners or merge, consolidate or sell assets. As of June 30, 2010, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

Note 4. Related Parties

An affiliate of each of our Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Hotel & Casino-Reno, respectively.

As of June 30, 2010, the Partnership’s related parties receivable and payable were $0.2 million and $0.1 million, respectively. As of December 31, 2009, the Partnership’s related parties receivable and payable were $0.1 million and $0.2 million, respectively.

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2010 will be approximately $0.7 million, of which $0.3 million had been accrued as of June 30, 2010.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM Resorts International, formerly known as MGM Mirage, entered into a joint venture agreement to establish the Partnership for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160.0 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital (the “Notes”), and does not have any operations, assets or revenues.

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

Significant Factors Affecting Results of Operations

National Economic Condition

The economic recession and the slow pace of recovery continue to influence consumers’ confidence and discretionary spending. We believe the weak demand, increased competition and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance during 2010 and 2009. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to look for opportunities to further reduce expenses and maximize cash flows. We believe the current economic recession will continue to negatively affect our operating results in the future; however, we are uncertain as to the duration and magnitude of the recession’s impact.

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

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018, including 2010. Through a one-time agreement, the National Bowling Stadium also will host multi-month bowling tournaments in Reno in 2011, usually an off-year for Reno. Historically, these bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. In 2007, the United States Bowling Congress (“USBC”) Open Tournament began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. There was not a major bowling tournament in Reno in 2008. As a result, the absence of the incremental visitation had an adverse effect on our operations during the first half of 2008. The USBC Women’s Tournament, which attracted approximately 55,000 women bowlers to the Reno market in 2006, returned in late March 2009. This tournament continued through the end of June 2009 and brought approximately 40,500 women bowlers during the 2009 period. While the traffic generated by this tournament benefited the Reno market during the second quarter of 2009, the positive impact was not as significant as in previous years due to a decline in bowler attendance combined with general decreases in consumers’ discretionary spending. In 2010, the USBC Open Tournament returned to the Reno market and attracted approximately 68,500 men and women bowlers to the Reno area during the period from late-February through the end of June. The increase in the number of bowlers visiting downtown Reno during the first half of 2010 compared to the same period in 2009 contributed to our improved operating results in the current year.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended June 30, 2010	Three months ended June 30, 2009	Percent Change	Six months ended June 30, 2010	Six months ended June 30, 2009	Percent Change
Net revenues	$34,131	$34,279	(0.4)%	$61,938	$61,646	0.5%
Operating expenses	29,797	30,623	(2.7)	57,385	59,389	(3.4)
Operating income	4,334	3,656	18.5	4,553	2,257	101.7
Net income (loss)	572	(102)	660.8	(2,974)	54	(5607.4)

Net Revenues. Increased rooms revenues and decreased promotional allowances were offset by declines in casino, food and other revenues during the three and six months ended June 30, 2010 compared to the same prior year periods. As a result, net revenues were relatively flat in each of the 2010 periods compared to the same periods in 2009. Market conditions remained a challenge throughout the six months ended June 30, 2010 due to the continued expansion of Native American gaming and the weak national economy. However, the first half of 2010 benefited from the return of the USBC Open Tournament which drove room nights and brought approximately 28,000 more bowlers to the Reno market in 2010 compared to the USBC Women’s Tournament in 2009.

Operating Income and Net Income (Loss). Although net revenues were flat, operating income increased during the three and six months ended June 30, 2010 compared to the same prior year periods. Changes implemented in 2009 resulting from efforts to identify operational efficiencies, reduce costs and maximize operating income continued throughout the six months ended June 30, 2010. As a result, operating expenses declined, both as a percentage of revenues and in absolute dollars, during the first half of 2010 in comparison to the same prior year period. Operating income and net income were also favorably impacted by higher average daily rates in the hotel in conjunction with lower casino departmental expenses which produced improved profit margins in each of the 2010 periods compared to the same prior year periods.

A $5.5 million gain, net of unamortized debt issuance costs and discounts, on the early retirement of $17.2 million principal amount of our 10 1/8% mortgage notes was recorded in February 2009. As a result, net income declined from $54,000 during the first six months of 2009 to a net loss of $3.0 million during the first six months of 2010.

Revenues

The following table highlights the components of operating revenues (dollars in thousands):

	Three months ended June 30, 2010	Three months ended June 30, 2009	Percent Change	Six months ended June 30, 2010	Six months ended June 30, 2009	Percent Change
Casino	$18,835	$19,907	(5.4)%	$33,825	$35,068	(3.5)%
Rooms	9,362	8,791	6.5	16,458	15,597	5.5
Food and beverage	8,273	8,636	(4.2)	15,870	16,280	(2.5)
Other	1,741	2,071	(15.9)	3,387	3,600	(5.9)
Promotional allowances	(4,080)	(5,126)	(20.4)	(7,602)	(8,899)	(14.6)

Casino Revenues. During the three and six months ended June 30, 2010 compared to the same prior year periods, decreases in slot revenues were partially offset by increased table games revenues. During the three and six months ended June 30, 2010 compared to the same prior year periods, table games drop increased 1.2% and 1.5%, respectively, while slot handle declined 14.0% and 10.4%, respectively. Higher hold percentages during both periods in 2010 compared to 2009 also contributed to the increases in table games revenues during the current year. Table games drop benefited from the increased visitation generated by the USBC Open Tournament from late February through June of 2010. Historically, the USBC Open Tournament has attracted table games players, as compared to the USBC Women’s Tournament, and has typically had a greater positive impact on table games volume during associated tournament periods. While table games cash play benefited from the traffic generated by the bowlers, table games credit play and high end slot volume declined in 2010 compared to 2009. We believe these decreases were associated with the previously discussed economic factors which continue to negatively influence the spending levels of our customers.

Rooms Revenues. During the three and six months ended June 30, 2010 compared to the same prior year periods, our room revenues increased as a result of higher ADR and occupancy percentages. Our ADR and occupancy percentages were $70.60 and 78.5%, respectively, for the three months ended June 30, 2010 compared to $67.57 and 76.6%, respectively, for the three months ended June 30, 2009. Our ADR and occupancy percentages were $68.89 and 70.6%, respectively, for the six months ended June 30, 2010 compared to $66.13 and 69.4%, respectively, for the six months ended June 30, 2009. Total occupied room nights rose 2.4% and 1.8%, respectively, during the three and six months ended June 30, 2010 compared to the same prior year periods. These increases in ADR and occupancy were primarily driven by growth in our convention segment attributable to the USBC Open Tournament along with several other large convention groups. Despite strong competition, both locally and within our feeder markets, we were able to sustain a higher ADR during both current year periods as a result of efforts to elevate room rates via effective rate yield management, demand created by the additional bowler room nights and aggressive email offer campaigns targeted at slower booking periods.

Food and Beverage Revenues. Food revenues declined during the three and six months ended June 30, 2010 compared to the same prior year periods among the majority of our restaurants as a result of lower guest counts. Beverage revenues remained flat during the three and six months ended June 30, 2010 compared to the same prior year periods. Restaurant customer counts decreased 4.8% and 2.0%, respectively, for the three and six months ended June 30, 2010 as compared to the same prior year periods. Our average restaurant check decreased during the three and six months ended June 30, 2010 as compared to the same prior year periods due to selective menu price revisions in an effort to promote our restaurants and incentivize customers. Additionally, reductions in customer spending levels, lower convention banquet revenues and a significant decline in food complimentaries also adversely impacted food revenues during both periods in 2010 compared to the same prior year periods.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. During the three and six months ended June 30, 2010 compared to the same prior year periods, other revenues decreased primarily due to a decline in retail revenues as a result of decreased retail complimentary revenues. Additionally, entertainment revenues decreased due to a decline in scheduled concert dates throughout the six months ended June 30, 2010 compared to the same prior year period. These declines were partially offset by increases in ballroom revenues due to several new large convention groups during the first half of 2010 compared to the same prior year period.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, decreased to 10.7% and 10.9%, respectively, during the three and six months ended June 30, 2010 compared to 13.0% and 12.6%, respectively, during the three and six months ended June 30, 2009. These decreases were attributable to declines in rooms, food, and retail complimentaries redeemed by our casino customers during both periods in 2010 compared to 2009 as a result of efforts to eliminate less profitable direct mail offers and promotions. Additionally, revisions to our players’ club were implemented with the introduction of downloadable free slot play in January of 2010 which impacted complimentaries redeemed by our customers during the three and six months ended June 30, 2010 compared to the same prior year periods.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended June 30, 2010	Three months ended June 30, 2009	Percent Change	Six months ended June 30, 2010	Six months ended June 30, 2009	Percent Change
Casino	$8,954	$10,200	(12.2)%	$17,035	$18,948	(10.1)%
Rooms	2,699	2,616	3.2	4,927	4,918	0.2
Food and beverage	5,425	5,294	2.5	10,719	10,404	3.0
Other	1,380	1,267	8.9	2,511	2,314	8.5
Selling, general and administrative	6,909	7,464	(7.4)	13,768	14,653	(6.0)
Depreciation	4,039	4,105	(1.6)	8,164	8,173	(0.1)
Change in fair value of life insurance contracts	322	(379)	185.0	181	(75)	341.3
Loss on disposition of assets	69	56	23.2	80	54	48.1

Casino Expenses. Casino expenses declined during the three and six months ended June 30, 2010 compared to the same prior year periods due to decreased variable casino expenses, including payroll benefits, bad debt, special event and promotional expenditures in addition to a decline in the liability associated with unredeemed players’ club complimentaries. These decreases in expenses resulted from lower casino volume and efforts to reduce expenditures associated with less profitable promotional offers and special events. Moreover, a decline in promotional allowances related to the cost of rooms, food and retail complimentaries allocated to the casino department also contributed to the declines during the three and six months ended June 30, 2010 compared to the same prior year periods.

Rooms Expenses. During the three and six months ended June 30, 2010, rooms expenses increased compared to the same prior year periods due to increased hotel occupancy. However, higher average daily rates during the 2010 periods along with efforts to reduce costs on a per occupied room basis produced a 10.3% and 10.1% increase, respectively, in the hotel department’s profit during the three and six months ended June 30, 2010 in comparison to the same prior year periods.

Food and Beverage Expenses. During the three and six months ended June 30, 2010 compared to the same prior year periods, food and beverage expenses increased primarily due to higher food and beverage costs of sales, as a percentage of revenues, which were not passed on to our customers via increased prices in our average restaurant check. In addition, food payroll increased, as a percentage of revenue, due a decrease in the number of restaurant closure days along with efforts to improve our customer experience. The food department’s profit margin was negatively impacted by these factors in addition to a reduction in our average restaurant check.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses increased during the three and six months ended June 30, 2010 compared to the same prior year periods primarily as a result of higher ballroom expenses associated with increased ballroom usage in 2010 compared to 2009. This increase was partially offset by declines in retail expenses associated with decreased retail revenues during the three and six months ended June 30, 2010 compared to the same prior year periods.

Selling, General and Administrative Expenses. During the three and six months ended June 30, 2010 compared to the same prior year periods, selling, general and administrative expenses decreased mainly due to substantial reductions in payroll and benefits among our administrative departments, lower utility costs and decreased television advertising expenditures. These decreases were the result of efforts to reduce spending via cost savings programs.

Depreciation Expense. Depreciation expense for the three and six months ended June 30, 2010 remained flat with the same prior year periods.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During the three and six months ended June 30, 2010, the fair value of these life insurance contracts decreased as compared to the same prior year periods when their fair value increased based on market prices.

Other (Income) Expense

        Other (income) expense is comprised of interest expense, interest income and the gain on the early retirement of debt. In February 2009, we purchased and retired $17.2 million principal amount of our 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized offering costs and discounts. As a result of this transaction, which reduced the amount of notes outstanding to $142.8 million, interest expense decreased during the six months ended June 30, 2010 compared to the same prior year period. Interest income decreased during the three and six months ended June 30, 2010 compared to the same prior year periods due to a decline in our invested cash reserves subsequent to the purchase of notes and lower interest rates.

Liquidity and Capital Resources

During the six months ended June 30, 2010, cash flows provided by operating activities was $6.7 million compared to $3.8 million during the same prior year period. This change in cash flows provided by operating activities was primarily due to various changes in balance sheet accounts which occurred in the normal course of business. As of June 30, 2010, cash and cash equivalents were $37.4 million, sufficient for normal operating requirements.

Cash used in investing activities for the six months ended June 30, 2010 was $4.4 million compared to $1.3 million for the six months ended June 30, 2009, and related primarily to capital expenditures for various renovation projects and equipment purchases. The increase during the current year was primarily due to a payment of $2.5 million for the purchase of furniture and fixtures for our hotel room remodel project which began in July 2010. Our executive committee has approved $10.6 million in capital expenditures for 2010 of which $7.5 million is budgeted for the hotel room remodel project. During the six months ended June 30, 2010, $4.3 million was spent on capital expenditures, including $2.8 million for our hotel room remodel project.

There was no cash used in financing activities during the six months ended June 30, 2010. Cash used in financing activities during the six months ended June 30, 2009 was $11.4 million which represented a payment for the purchase and retirement of $17.2 million principal amount of our 10 1/8% mortgage notes. Additionally, $10,000 was paid in the 2009 period representing costs associated with extension of the maturity date of our credit facility to March 30, 2010 when it expired by its terms.

In July 2010, we renewed our property and liability insurance policies each covering a 12-month period. Under these policies, the Partnership and the owner of the adjacent Eldorado property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined per occurrence earthquake coverage of $186 million and combined aggregate flood coverage of $250 million. In the event that an earthquake causes damage to the Partnership’s property, the Partnership is eligible to receive up to the entire $186 million in coverage, depending on the replacement cost, regardless of the damage, if any, to the Eldorado property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $250 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $141 million of the coverage amount (based on our percentage of the total reported property values) and the portion of the other $109 million, if any, remaining after satisfaction of the claim of Eldorado Resorts LLC with respect to its adjoining property.

Our insurance policy also includes combined terrorism coverage for Silver Legacy and the adjoining Eldorado property up to $800 million. In the event that an act of terrorism causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $800 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $450 million of the coverage amount (based on our percentage of the total reported property values) and the portion of the other $350 million, if any, remaining after satisfaction of the claim of Eldorado Resorts LLC with respect to its adjoining property. This policy also covers an additional property located in Shreveport, LA which is owned by an affiliate of Eldorado Resorts LLC. In the event that an act of terrorism causes damage to all three properties, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $351 million of the coverage amount (based on our percentage of the total reported property values) and the portion of the other $449 million, if any, remaining after satisfaction of the claims with respect to the other two properties.

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the Notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

(i) The estimated taxable income of the Partnership allocable to each partner multiplied by the greater of the maximum marginal federal income tax rate applicable to individuals for such period or the maximum marginal federal income tax rate applicable to corporations for such period (as of the date hereof both rates are 35%); provided, however, that if the State of Nevada enacts an income tax (including any franchise tax based on income), the applicable tax rate for any tax distributions subsequent to the effective date of such income tax shall be increased by the higher of the maximum marginal individual tax rate or corporate income tax rate imposed by such tax (after reduction for the federal tax benefit for the deduction of state taxes, using the maximum marginal federal individual or corporate rate, respectively).

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

But for the repayment of our 10 1/8% mortgage notes at maturity, which we will be required to refinance, we believe we will have sufficient resources to meet all of our obligations up to the March 2012 maturity date of the 10 1/8% mortgage notes. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow, cash reserves and, to the extent we are required to refinance the indebtedness evidenced by our 10 1/8% mortgage notes, the proceeds of such refinancing.

10  1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law. Each of the Partnership’s partners has executed a pledge of all of its partnership interest in the Partnership to secure the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At June 30, 2010, we were in compliance with all of the covenants in the indenture related to the notes.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies during the six months ended June 30, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the first half of 2010. As of June  30, 2010, we had no variable rate debt outstanding.

Item 4. Controls and Procedures

An evaluation was performed by management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2010, our disclosure controls and procedures are effective.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: August 13, 2010	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: August 13, 2010	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Treasurer (Principal Financial and Accounting Officer)