Form 10-Q
period 2010-09-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2010-11-15
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at November 15, 2010 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,835	$35,042
Accounts receivable, net	2,680	2,583
Inventories	1,950	1,947
Prepaid expenses and other	3,593	2,638

Total current assets	40,058	42,210
PROPERTY AND EQUIPMENT, NET	230,930	234,886
OTHER ASSETS, NET	7,165	7,170

Total Assets	$278,153	$284,266

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,308	$4,520
Accrued interest	1,204	4,820
Accrued and other liabilities	9,937	9,079

Total current liabilities	15,449	18,419
LONG-TERM DEBT	142,721	142,679
OTHER LONG-TERM LIABILITIES	8,135	7,630

Total liabilities	166,305	168,728
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS’ EQUITY	111,848	115,538

Total Liabilities and Partners’ Equity	$278,153	$284,266

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Casino	$18,314	$18,601	$52,139	$53,669
Rooms	8,782	8,723	25,240	24,320
Food and beverage	8,121	8,082	23,991	24,362
Other	2,046	2,087	5,433	5,687

	37,263	37,493	106,803	108,038
Less: promotional allowances	(4,750)	(4,870)	(12,352)	(13,769)

Net operating revenues	32,513	32,623	94,451	94,269

OPERATING EXPENSES:
Casino	9,664	9,725	26,699	28,673
Rooms	2,489	2,355	7,416	7,273
Food and beverage	5,430	5,184	16,149	15,588
Other	1,503	1,340	4,014	3,654
Selling, general and administrative	7,179	7,446	20,947	22,099
Depreciation	3,584	4,106	11,748	12,279
Change in fair value of life insurance contracts	(476)	(486)	(295)	(561)
Loss on disposition of assets	130	8	210	62

Total operating expenses	29,503	29,678	86,888	89,067

OPERATING INCOME	3,010	2,945	7,563	5,202

OTHER (INCOME) EXPENSE:
Interest expense	3,730	3,767	11,261	11,570
Interest income	(4)	(4)	(8)	(58)
Gain on early retirement of debt	—	—	—	(5,546)

Total other expense	3,726	3,763	11,253	5,966

NET LOSS	$(716)	$(818)	$(3,690)	$(764)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2010 (1)	$52,769	$62,769	$115,538
Net loss	(1,845)	(1,845)	(3,690)

BALANCE, September 30, 2010 (1)	$50,924	$60,924	$111,848

(1)	Balances include Accumulated Other Comprehensive Income totaling ($648,000) comprised of ($324,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,690)	$(764)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,748	12,279
Amortization of debt discounts and issuance costs	450	467
Loss on disposition of assets	210	62
Gain on early retirement of debt	—	(5,546)
Increase in accrued pension cost	505	681
Increase (decrease) in provision for doubtful accounts	(252)	397
Increase in cash value of insurance policies in excess of premiums paid	(295)	(561)
Changes in current assets and current liabilities:
Accounts receivable	155	315
Inventories	(3)	51
Prepaid expenses and other	(966)	212
Accounts payable	179	(881)
Accrued interest	(3,616)	(4,195)
Accrued and other liabilities	858	463

Net cash provided by operating activities	5,283	2,980

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	56	9
Increase (decrease) in other assets	(188)	11
Purchase of property and equipment	(8,358)	(2,298)

Net cash used in investing activities	(8,490)	(2,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(10)
Payments on retirement of long-term debt	—	(11,438)

Net cash used in financing activities	—	(11,448)

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(3,207)	(10,746)
Balance, beginning of period	35,042	43,765

Balance, end of period	$31,835	$33,019

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$14,461	$15,299

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$189	$69

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of September 30, 2010, and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Use of Estimates

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our consolidated financial statements include estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, our self-insured liability reserves, players’ club liabilities, contingencies and litigation, claims and assessments, and fair value measurements related to the Partnership’s mortgage notes and the Supplemental Executive Retirement Plan. Actual results could differ from these estimates.

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

In April 2010, the FASB issued ASU No. 2010-16, Accruals for Casino Jackpot Liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Partnership expects to adopt the guidance in fiscal year 2011 and estimates the adjustment to retained earnings to be approximately $0.8 million.

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $132.4 million as of September 30, 2010.

Note 3. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $79 and $121, respectively)	$142,721	$142,679

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

The indenture relating to the Notes contains various restrictive covenants. The covenants require, and/or any covenants in any new credit facility we may secure may require, the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners or merge, consolidate or sell assets. As of September 30, 2010, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

As of September 30, 2010, the Partnership’s related parties receivable and payable were $0.3 million and $0.2 million, respectively. As of December 31, 2009, the Partnership’s related parties receivable and payable were $0.1 million and $0.2 million, respectively.

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. While the SERP is an unfunded plan, the Partnership is informally funding a portion of the plan through life insurance contracts on the participants. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2010 will be approximately $0.7 million, of which $0.5 million had been accrued as of September 30, 2010.

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

Significant Factors Affecting Results of Operations

National Economic Condition

The economic recession and the slow pace of recovery continue to adversely influence consumers’ confidence, discretionary spending levels and travel patterns. We believe the weak demand, high unemployment, record number of home foreclosures, increased competition and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance during 2010 and 2009 compared to previous years. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to review our operations to look for opportunities to further reduce expenses and maximize cash flows. We believe the current economic recession will continue to negatively affect our operating results for some period of time; however, we are uncertain as to the duration and magnitude of the recession’s impact on our operations.

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

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018, including 2010. Through a one-time agreement, the National Bowling Stadium will also host the United States Bowling Congress (“USBC”) Open Tournament in Reno in 2011, usually an off-year for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. In 2007, the USBC Open Tournament began in mid-February and continued through June. Both men and women bowlers participated in the USBC Open Tournament which attracted approximately 80,000 bowlers to the Reno market during the tournament period. There was not a major bowling tournament in Reno in 2008. As a result, the absence of the incremental visitation had an adverse effect on our operations during the first half of 2008. The USBC Women’s Tournament, which attracted approximately 55,000 women bowlers to the Reno market in 2006, returned in late March 2009. This tournament continued through the end of June 2009 and brought approximately 40,500 women bowlers during the 2009 period. While the traffic generated by this tournament benefited the Reno market during the second quarter of 2009, the positive impact was not as significant as in previous years due to a decline in bowler attendance combined with general decreases in consumers’ discretionary spending. In 2010, the USBC Open Tournament returned to the Reno market and attracted approximately 68,500 men and women bowlers to the Reno area during the period from late-February through the end of June. The increase in the number of bowlers visiting downtown Reno contributed to our improved operating results during the first half of 2010 compared to the same period in 2009.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Percent Change	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Percent Change
Net revenues	$32,513	$32,623	(0.3)%	$94,451	$94,269	0.2%
Operating expenses	29,503	29,678	(0.6)	86,888	89,067	(2.4)
Operating income	3,010	2,945	2.2	7,563	5,202	45.4
Net loss	(716)	(818)	(12.5)	(3,690)	(764)	383.0

Net Revenues. During the three and nine months ended September 30, 2010 compared to the same prior year periods, net revenues remained flat. Increases in rooms revenues and declines in promotional allowances were partially offset by decreased casino and other revenues. The challenging economic environment and more intense competition for a reduced number of visitors, both from Native American gaming and within the Reno market, continued to be negative factors impacting business levels throughout 2010 and 2009. However, the first half of 2010 benefited from the return of the USBC Open Tournament which drove room nights and brought approximately 28,000 more bowlers to the Reno market in 2010 compared to the USBC Women’s Tournament in 2009.

Operating Income and Net Loss. Despite the lack of growth in net revenues, we were able to achieve higher operating income during the three and nine months ended September 30, 2010 compared to the same prior year periods. Changes were implemented in 2009 resulting from initiatives to identify opportunities for operational efficiencies, reduce costs and maximize operating income. These savings programs, along with further successful efforts to lower total operating expenses, continued throughout 2010. As a result, our profit margins were flat during the current quarter compared to the same prior year period and significantly improved during the nine months ended September 30, 2010 compared to the same prior year period.

Our net loss declined as a result of the aforementioned factors in addition to a decrease in depreciation expense during the three months ended September 30, 2010 compared to the same prior year period. A $5.5 million gain, net of unamortized debt issuance costs and discounts, on the early retirement of $17.2 million principal amount of our 10 1/8% mortgage notes was recorded in February 2009. As a result, our net loss increased to $3.7 million during the nine months ended September 30, 2010 from $0.8 million during the same prior year period.

Revenues

The following table highlights the components of operating revenues (dollars in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Percent Change	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Percent Change
Casino	$18,314	$18,601	(1.5)%	$52,139	$53,669	(2.9)%
Rooms	8,782	8,723	0.7	25,240	24,320	3.8
Food and beverage	8,121	8,082	0.5	23,991	24,362	(1.5)
Other	2,046	2,087	(2.0)	5,433	5,687	(4.5)
Promotional allowances	(4,750)	(4,870)	(2.5)	(12,352)	(13,769)	(10.3)

Casino Revenues. Table games drop and slot handle decreased 1.9% and 3.7%, respectively, during the three months ended September 30, 2010 compared to the same prior year period. A higher hold percentage during the current quarter produced increased table games revenues in 2010 compared to the same prior year period. However, this growth was offset by decreased slot revenues and increased promotional slot free play expense which resulted in a slight decrease in casino revenues during the third quarter of 2010 compared to the same prior year period.

During the nine months ended September 30, 2010 compared to the same prior year period, table games drop increased 0.3% while slot handle declined 8.1%. An increase in our table games hold percentage during the nine months ended September 30, 2010 compared to the same prior year period contributed to higher table games revenues. Table games drop benefited from the increased visitation generated by the USBC Open Tournament from late February through June of 2010. Historically, the USBC Open Tournament has attracted table games players, as compared to the USBC Women’s Tournament, and has typically had a greater positive impact on table games volume during associated tournament periods. While table games cash play benefited from the traffic generated by the bowlers during the first half of the year, table games credit play and high end slot volume declined during the nine months ended September 30, 2010 compared to the same prior year period. We believe the decreases in slot volume and high end play during 2010 compared to 2009 were associated with the previously discussed economic factors which continue to negatively influence the spending levels of our customers combined with the overall negative impact of increased competition.

Rooms Revenues. Despite a decline in hotel room rates during the third quarter of 2010 compared to the same prior year period, our rooms revenues increased as a result of higher occupancy. During the three months ended September 30, 2010, our ADR and occupancy were $69.37 and 73.3%, respectively, compared to $70.57 and 72.0%, respectively, for the three months ended September 30, 2009. Total occupied room nights rose 1.7% during the three months ended September 30, 2010 compared to the same prior year period. Our ADR decreased during the current quarter compared to the same prior year period primarily due to declines in our convention and leisure room rates, which typically yield the highest room rates, in an effort to maximize occupancy levels amidst intensified competition. Additionally, our room remodel project impacted our ability to achieve 100% occupancy on weekends, which also typically yields the highest room rates. Our room remodel project began on July 5, 2010 and will continue through mid-December 2010. In addition to impacting room rates, the room remodel project had a moderate adverse effect on occupancy during the current quarter in comparison to the same prior year period as a result of rooms being out of service during peak periods.

During the nine months ended September 30, 2010 compared to the same prior year period, our room revenues rose due to increases in our room rate and occupancy. Our ADR and occupancy percentages were $69.06 and 71.5%, respectively, for the nine months ended September 30, 2010 compared to $67.66 and 70.3%, respectively, for the nine months ended September 30, 2009. Total occupied room nights rose 1.7% during the nine months ended September 30, 2010 compared to the same prior year period. These increases in ADR and occupancy were primarily driven by growth in our convention segment attributable to the USBC Open Tournament along with several other large convention groups during the first half of 2010 compared to the same prior year period. Despite strong competition, both locally and within our feeder markets, we were able to sustain a higher ADR during the nine months ended September 30, 2010 compared to the same prior year period as a result of efforts to elevate room rates via effective rate yield management, demand created by the additional bowler room nights and aggressive email offer campaigns targeted at slower booking periods.

Food and Beverage Revenues. Restaurant customer counts increased 1.3% during the three months ended September 30, 2010 compared to the same prior year period resulting in increased food revenues. However, decreases in beverage revenues combined with a reduction in our average restaurant check partially offset the growth in food revenues during the three months ended September 30, 2010 compared to the same prior year period. As a result, food and beverage revenues remained flat during the current quarter compared to the same prior year period.

During the nine months ended September 30, 2010 compared to the same prior year period, food revenues declined among the majority of our restaurants due a 0.9% decrease in restaurant customer counts. Our average restaurant check decreased due to selective menu price revisions and special offers in an effort to promote our restaurants and incentivize customers and also contributed to the decrease in revenues during the current year. Additionally, reductions in customer spending levels and a significant decline in food complimentaries also adversely impacted food revenues during the nine months ended September 30, 2010 as compared to the same prior year period. Beverage revenues remained flat during the nine months ended September 30, 2010 compared to the same prior year period.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. During the three and nine months ended September 30, 2010 compared to the same prior year periods, other revenues decreased mainly due to declines in retail revenues as a result of decreased retail complimentary revenues. The declines in retail revenues were partially offset by increases in ballroom revenues due to several new large convention groups during the first half of 2010 compared to the same prior year period. Additionally, entertainment revenues increased due to an increase in scheduled concert dates throughout the three and nine months ended September 30, 2010 compared to the same prior year periods.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, decreased to 12.8% and 11.6%, respectively, during the three and nine months ended September 30, 2010 compared to 13.0% and 12.7%, respectively, during the three and nine months ended September 30, 2009. These decreases were primarily attributable to declines in rooms, food, concert ticket and retail complimentaries redeemed by our casino customers during both periods in 2010 compared to 2009 as a result of efforts to eliminate less profitable direct mail offers and promotions. Additionally, revisions to our players’ club were implemented in January of 2010 with the introduction of downloadable free slot play which reduced complimentaries redeemed by our customers during the three and nine months ended September 30, 2010 compared to the same prior year periods.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended September 30, 2010	Three months ended September 30, 2009	Percent Change	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Percent Change
Casino	$9,664	$9,725	(0.6)%	$26,699	$28,673	(6.9)%
Rooms	2,489	2,355	5.7	7,416	7,273	2.0
Food and beverage	5,430	5,184	4.7	16,149	15,588	3.6
Other	1,503	1,340	12.2	4,014	3,654	9.9
Selling, general and administrative	7,179	7,446	(3.6)	20,947	22,099	(5.2)
Depreciation	3,584	4,106	(12.7)	11,748	12,279	(4.3)
Change in fair value of life insurance contracts	(476)	(486)	(2.1)	(295)	(561)	(47.4)
Loss on disposition of assets	130	8	1,525.0	210	62	238.7

Casino Expenses. During the three and nine months ended September 30, 2010 compared to the same prior year periods, casino expenses declined as a result of lower departmental payroll and benefits along with decreases in other variable costs including taxes and licenses and bad debt expense. Reductions in special event and promotional expenditures resulting from efforts to lower costs associated with less profitable promotional offers and special events also contributed to the overall decrease in casino expenses. Additionally, a decline in promotional allowances related to the cost of rooms, food, concert tickets and retail complimentaries allocated to the casino department was a primary contributor to the declines during the three and nine months ended September 30, 2010 compared to the same prior year periods.

Rooms Expenses. Rooms expenses increased during the three and nine months ended September 30, 2010 compared to the same prior year periods in conjunction with higher hotel occupancy. Increased costs, including payroll and laundry, associated with placing newly remodeled rooms into service resulted in increased rooms expenses during the current quarter compared to the same prior year period. The increase in expenses associated with the room remodel project combined with a lower average daily rate negatively impacted the hotel department’s profit margin during the third quarter compared to the same prior year period. Conversely, higher average daily rates during the first half of the year along with efforts to reduce costs on a per occupied room basis produced an increase in the hotel department’s profit margin during the nine months ended September 30, 2010 in comparison to the same prior year period.

Food and Beverage Expenses. During the three and nine months ended September 30, 2010 compared to the same prior year periods, food and beverage expenses rose primarily due to higher food and beverage costs of sales, both in absolute dollars and as a percentage of revenues, which were not passed on to our customers via increased prices. The food and beverage departments’ profit margins were negatively impacted by these increases in costs and were further adversely affected by the reduction in our average restaurant check.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses increased during the three and nine months ended September 30, 2010 compared to the same prior year periods primarily as a result of higher ballroom expenses associated with increased ballroom usage in 2010 compared to 2009. Additionally, entertainment expenses increased, principally for professional entertainer fees and equipment rentals, as a result of an increase in the number of concert dates during the three and nine months ended September 30, 2010 compared to the same prior year periods. These increases were partially offset by declines in retail cost of sales associated with decreased retail revenues during the three and nine months ended September 30, 2010 compared to the same prior year periods.

Selling, General and Administrative Expenses. During the three and nine months ended September 30, 2010 compared to the same prior year periods, selling, general and administrative expenses decreased mainly due to substantial reductions in payroll and benefits among our administrative departments and lower utility costs resulting from declines in usage and operational efficiencies. Another primary contributor to the declines in expenses was a reduction in property taxes during the three and nine months ended September 30, 2010 compared to the same prior year periods.

Depreciation Expense. Depreciation expense decreased during the three and nine months ended September 30, 2010 compared to the same prior year periods principally due to assets becoming fully depreciated during the 2010 periods.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During the three and nine months ended September 30, 2010 and 2009, the fair value of these life insurance contracts increased based on market prices.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and the gain on the early retirement of debt. In February 2009, we purchased and retired $17.2 million principal amount of our 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized offering costs and discounts. As a result of this transaction, which reduced the principal amount of notes outstanding to $142.8 million and lowered unamortized bond costs, interest expense decreased during the three and nine months ended September 30, 2010 compared to the same prior year periods.

Liquidity and Capital Resources

During the nine months ended September 30, 2010, cash flows provided by operating activities was $5.3 million compared to $3.0 million during the same prior year period. This increase in cash flows provided by operating activities was primarily due to the increase in our operating income. As of September 30, 2010, cash and cash equivalents were $31.8 million, sufficient for normal operating requirements.

Cash used in investing activities for the nine months ended September 30, 2010 was $8.5 million compared to $2.3 million for the nine months ended September 30, 2009, and related primarily to capital expenditures for various renovation projects and equipment purchases. The increase during the current year was primarily due to purchases of furniture and fixtures for our hotel room remodel project which began in July 2010. Our executive committee has approved $10.6 million in capital expenditures for 2010 of which $7.5 million is budgeted for the hotel room remodel project. During the nine months ended September 30, 2010, $8.4 million was spent on capital expenditures, including $6.0 million for our hotel room remodel project.

There was no cash used in financing activities during the nine months ended September 30, 2010. Cash used in financing activities during the nine months ended September 30, 2009 was $11.4 million which represented a payment for the purchase and retirement of $17.2 million principal amount of our 10 1/8% mortgage notes. Additionally, $10,000 was paid in the 2009 period representing costs associated with extension of the maturity date of our credit facility to March 30, 2010 when it expired by its terms.

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

We believe we will have sufficient resources to meet all of our obligations up to the March 2012 maturity date of our 10 1/8% mortgage notes. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and cash reserves. We expect to refinance our 10 1/8% mortgage notes prior to their March 1, 2012 maturity, but can provide no assurance that we will be successful in such refinancing effort.

10 1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law. Each of the Partnership’s partners has executed a pledge of all of its partnership interest in the Partnership to secure the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At September 30, 2010, we were in compliance with all of the covenants in the indenture related to the notes.

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

Senior Secured Credit Facility

On March 30, 2010, our senior secured credit facility (the “Credit Facility”) that provided a $1.0 million revolving facility, which had been reduced from $10.0 million during the first quarter of 2008, expired. Under the Credit Facility, as in effect at the time it expired, we were required to maintain a maximum ratio of total debt to EBITDA of 4.75 to 1.00 and were also required to maintain a minimum ratio of EBITDA to fixed charges of 1.10 to 1.00 at all times. In addition, the Credit Facility limited capital expenditures to an aggregate of $15.0 million in any twelve-month period. The Credit Facility was secured by a first priority security interest in substantially all of our existing and future assets, other than certain licenses which may not be pledged under applicable law, and a first priority pledge of and security interest in all of the partnership interests in the Partnership held by its partners. The Credit Facility ranked equal in right of payment to our other existing and future senior indebtedness, including our 10 1/8% mortgage notes, but the security interests securing our obligations under the Credit Facility were senior to the security interests securing our obligations on the notes. The Credit Facility contained customary covenants, including covenants that limited or restricted our ability to incur additional debt; create liens or other encumbrances; pay dividends or make other restricted payments; prepay subordinated indebtedness; make investments, loans or other guarantees; sell or otherwise dispose of a portion of our assets; or make acquisitions or merge or consolidate with another entity.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies during the nine months ended September 30, 2010.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contain or may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates and our ability to refinance our outstanding indebtedness), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2009. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any financial instruments during the nine months ended September 30, 2010. As of September 30, 2010, we had no variable rate debt outstanding.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and proceures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) were effective.

Changes in internal control over financial reporting. As required by Rule 15d-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no such changes to our internal control over financial reporting occurred during the quarter ended September 30, 2010.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 15, 2010	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 15, 2010	By:	/s/ Gary L. Carano
Gary L. Carano Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori Treasurer (Principal Financial and Accounting Officer)