Form 10-K
period 2010-12-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2011-03-31
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at March 31, 2011 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1.	BUSINESS

Overview

Circus and Eldorado Joint Venture, a Nevada general partnership which is a joint venture between Eldorado Limited Liability Company and Galleon, Inc., owns and operates the Silver Legacy Resort Casino, a nineteenth century silver mining themed hotel-casino and entertainment complex in Reno, Nevada. Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC, which owns the Eldorado Hotel & Casino, one of the two hotel casinos connected to Silver Legacy, and Galleon, Inc., the managing partner of Circus and Eldorado Joint Venture, is a wholly owned subsidiary of MGM Resorts International, which owns Circus Circus Hotel and Casino, the other hotel casino which is connected to Silver Legacy.

On April 25, 2005, a wholly owned subsidiary of MGM Resorts International was merged with and into Mandalay Resort Group, a Nevada corporation (“Mandalay”), which owns all of the issued and outstanding common stock of Galleon, Inc. As a result of the merger, Mandalay became a wholly owned subsidiary of MGM Resorts International.

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

Silver Legacy has approximately 87,300 square feet of gaming space situated on two levels. At December 31, 2010, Silver Legacy featured 1,414 slot machines and 63 table games, including blackjack, craps, roulette, Pai Gow Poker, Let It Ride®, Baccarat and Pai Gow, in addition to keno, PokerPro, and a race and sportsbook. “Star Rewards,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

•	Flavors! The Buffet, which has a seating capacity of approximately 500;

•	Fairchild’s Oyster Bar, which has a seating capacity of approximately 55, offering specialized seafood dining;

•	Café Sedona, which has a seating capacity of approximately 330, offering an extensive menu that includes American classics and Chinese cuisine 24-hours a day;

•	Fresh Express Food Court, which has a seating capacity of approximately 110, offering a range of options including a deli and grill, authentic Asian cuisine and American classics; and

•	Sips Coffee House, situated in the hotel lobby, offering gourmet coffee and teas.

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

In addition to our in-house exhibit and convention space, we, Eldorado and Circus operate and manage a 50,000 square-foot ballroom that is owned by the City of Reno and is located across North Virginia Street from the Silver Legacy. The ballroom complements the existing Reno Events Center and provides an elegant venue for large dinner functions and convention meeting space along with concert seating for approximately 3,000 attendees.

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

We attract our target customers through newspaper, radio, television, Internet, social media and direct mail campaigns locally and in northern California, the Pacific northwest and other regional travel markets. Silver Legacy utilizes a broad special events calendar, along with our guest development program, including selective casino credit, to attract and retain our target customers. In addition, we utilize our hotel rooms, restaurants, entertainment and other amenities to offer complimentaries to a broad spectrum of established casino guests. “Star Rewards,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning and redeeming complimentaries and slot free play. The convention groups and wholesale/specialty market segments contribute to our hotel occupancy during slower mid-week periods. For the twelve months ended December 31, 2010 and 2009, our average occupancy rate was 67.7% compared to 66.1% and 64.7%, respectively, for the Reno market (according to the Reno-Sparks Convention & Visitors Authority).

The primary source of our revenues is the casino, although the hotel, restaurants, bars, shops and other services are an important adjunct to the casino. The following table sets forth the respective contributions to our net revenues on a dollar and percentage basis of our major activities at Silver Legacy for each of the three most recent fiscal years. For further information regarding our revenue, operating results and total assets and liabilities, refer to Part II, Item 6 – “Selected Financial Data” and Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For our consolidated financial statements and accompanying footnotes, refer to Part II, Item 8 – “Financial Statements and Supplementary Data.”

	2010		2009		2008
	(dollars in thousands)
Revenues:
Casino(1)	$67,397	55.9%	$68,767	56.3%	$74,834	53.7%
Hotel(2)	31,009	25.7	31,009	25.4	36,551	26.2
Food and beverage(2)	31,365	26.0	31,871	26.1	34,966	25.1
Other(2)	7,622	6.3	7,939	6.5	9,654	6.9

	137,393	113.9	139,586	114.3	156,005	111.9
Less:
Promotional allowances(2)	(16,764)	(13.9)	(17,482)	(14.3)	(16,530)	(11.9)

Net revenues	$120,629	100.0%	$122,104	100.0%	$139,475	100.0%

(1)	Casino revenues are the net difference between the sums received as winnings and the sums paid as losses, less cash and free play incentives provided to customers.
(2)	Hotel, food and beverage and other include the retail value of services which are provided to casino customers and others on a complimentary basis. Such amounts are then deducted as promotional allowances to arrive at net revenue.

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

Center of Three-Property Destination Resort. Silver Legacy, together with the Eldorado and Circus properties, comprises the heart of the Reno market’s prime gaming area and room base, providing the most extensive variety of gaming, lodging, dining and entertainment amenities in the Reno area. As of December 31, 2010, the three-property complex offered 4,095 rooms, 20 restaurants, 3,580 slot machines, 144 table games and parking to accommodate approximately 6,100 vehicles, representing approximately 26.6% of the Reno market’s total room base, 23.3% of the Reno market’s total slot machines, and 33.4% of the Reno market’s total table games. We believe that the centralized location and critical mass of these three properties, together with the seamless connections between the facilities, provide Silver Legacy with significant advantages over other freestanding hotel-casinos in the Reno market.

Headliner Entertainment. Our customers are attracted to Silver Legacy’s entertainment and award-winning cuisine. For the year ended December 31, 2010, approximately 48 nights of headliner entertainment were scheduled in our 1,600-seat Grande Exposition Hall making Silver Legacy a leading headliner entertainment venue in the Reno market. Entertainers who appeared at Silver Legacy during 2010 included Bill Cosby, Rodney Carrington, Sheryl Crow, Dwight Yoakam, Martin Lawrence, Patti Labelle and Bill Maher. Silver Legacy also features Catch a Rising Star, a 220-seat, nationally recognized comedy club. Throughout 2010, we also utilized the city-owned Reno Events Center as a venue for 13 nights of entertainment which we co-sponsored or produced with one or more other downtown properties. We were able to take advantage of this facility’s larger seating capacity and attract popular headliner acts including Daughtry, Carrie Underwood, Justin Bieber, The Eagles, Brad Paisley and Jeff Dunham. In addition to the Grande Exposition Hall and the Reno Events Center, Silver Legacy co-sponsored or produced seven nights of entertainment in the Reno Ballroom which offers seating for approximately 3,000 attendees. Reno Ballroom entertainers included Tony Bennett and various popular Asian headliners.

Quality Personal Service. We are committed to providing our customers with a high level of personal service, which we believe is an integral part of fostering customer loyalty and generating repeat business. We continually strive to instill in each employee a dedication to superior service designed to exceed our guests’ expectations.

Experienced Management Team. Silver Legacy has an experienced management team with an average of more than 30 years each of experience in the Reno gaming market. All of our senior management have been with Silver Legacy since it opened in July 1995. We have also benefited from the expertise of our joint venture partners and the leadership they have provided through our executive committee, which has included senior executives from Eldorado Resorts LLC and MGM Resorts International.

Adjoining Properties

Enclosed, climate controlled corridors connect Silver Legacy with the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino, each of which is owned and independently operated by an affiliate of one of the Partnership’s partners.

Circus Circus Hotel and Casino. The Circus Circus Hotel and Casino features 1,572 guestrooms and a 70,000 square-foot casino, which, as of December 31, 2010, featured 919 slot machines and 35 table games. The property offers its guests a variety of circus acts performed daily, free of charge, under a “Big Top” above the casino. A mezzanine area has a circus midway with carnival-style games and an arcade that offers a variety of amusement and electronic games. The property features three specialty restaurants, The Steakhouse at Circus, Kokopelli’s Sushi Bar, and Smokin’ Gecko’s BBQ, in addition to a 464-seat buffet, coffee shop, deli/bakery, fast food snack bar, cocktail lounges, gift shop, specialty shops, parking facilities for approximately 3,200 vehicles, and approximately 37,000 square feet of convention space.

Eldorado Hotel & Casino. This property is a luxurious hotel-casino offering approximately 76,500 square feet of gaming space. Its three hotel towers have a total of 814 guestrooms, including 17 specialty suites, 93 “Eldorado Player’s Spa Suites” with bedside spas and 26 one or two bedroom suites. As of December 31, 2010, this property’s casino featured 1,247 slot machines and 46 table games, as well as poker, keno and a race and sports book. The property is renowned for its seven restaurants, including Bistro Roxy, La Strada and a 340-seat buffet. Additional amenities include bars and lounges, parking facilities for approximately 1,100 vehicles, and approximately 12,400 square feet of convention space.

Reno Market

Reno is the second largest metropolitan area in Nevada, with a population of 421,000 according to the most recently available census data, and is located at the base of the Sierra Nevada Mountains along Interstate 80, approximately 135 miles east of Sacramento, California and 225 miles east of San Francisco, California. Reno is a destination resort market that primarily attracts “drive-in” visitors by offering gaming as well as numerous other summer and winter recreational activities. Management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Popular special events include the National Championship Air Races, the Reno-Tahoe Open PGA tour event, Street Vibrations, a motorcycle event, and Hot August Nights, a vintage car event. In addition, the National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018. Through one-time agreements, the National Bowling Stadium also will host multi-month bowling tournaments in 2011 and 2014, usually off-years for Reno.

According to the Reno-Sparks Convention & Visitors Authority, the greater Reno area attracted an estimated 4.4 million visitors during the twelve months ended December 31, 2010 and 2009. The following table sets forth certain statistical information for the Reno market for the years 2006 through 2010 as reported by the Reno-Sparks Convention & Visitors Authority and the Nevada State Gaming Control Board.

	2010	2009	2008	2007	2006
Gaming Revenues(000’s)(1)(3)	$683,940	$715,234	$831,889	$928,500	$940,315
Gaming Positions(2)(3)	18,091	19,009	20,217	21,670	21,794
Hotel Rooms(2)(4)	15,398	16,134	15,637	15,292	14,393
Average Hotel Occupancy Rate(1)(4)	66.1%	64.7%	66.6%	75.4%	76.6%
Visitors(1)(4)	4,406,270	4,354,423	4,583,298	5,097,591	5,121,119

(1)	For the twelve months ended December 31 for each period shown.
(2)	As of December 31 for each period shown.
(3)	Calculated from information provided by the Nevada State Gaming Control Board.
(4)	Calculated from information provided by the Reno-Sparks Convention & Visitors Authority.

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

Preferred Casino Customers. Management targets valued gaming customers through an aggressive development program. This program utilizes independent sales representatives to engage in one-on-one sales activities and marketing personnel trained to identify and target these individuals while they patronize Silver Legacy. We also use television advertisements featuring the elegant image and exciting atmosphere at Silver Legacy to target preferred gaming customers. In addition, through specialized entertainment programs and special events, including boxing matches, and by highlighting Silver Legacy’s player spa suites, penthouse suites (which have been designed specifically to cater to the needs of high end gaming customers), hospitality suites, and the property’s entertainment facilities, amenities and unique attractions, we seek to capture a significant portion of Reno’s valued gaming business. Our marketing efforts for gaming customers include the provision of complimentary rooms, food and beverages, air transportation and the extension of credit to qualified persons. “Star Rewards,” Silver Legacy’s players club, offers customers exciting special events and tournaments and convenient ways of earning complimentaries.

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

Wholesale/Specialty and Internet Groups. The wholesale/specialty segment consists of customers who utilize “packages” to reduce the cost of travel, lodging and entertainment. These packages are produced by wholesalers (such as major airlines) and travel agents, and emphasize mid-week stays. This market segment allows us to utilize our rooms during slower mid-week periods. In addition, Internet customers, which are encompassed in this segment, continue to expand as more customers utilize this option for its convenience and in an effort to obtain the most competitive rate.

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

Of the 29 casinos currently operating in the Reno market, we compete principally with the six other hotel-casinos that, like Silver Legacy, each generates at least $36 million in annual gaming revenues. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded. We expect that any additional rooms added in the Reno market will increase competition for visitor revenue. There can be no assurance that any growth in Reno’s current room base or gaming capacity will not adversely affect our financial condition or results of operations.

We also compete with hotel-casinos located in the nearby Lake Tahoe region as well as those in other areas of Nevada, including Las Vegas. A substantial number of customers travel to both Reno and the Lake Tahoe area during their visits. Consequently, we believe that Silver Legacy’s success is influenced to some degree by the success of the Lake Tahoe market. The number of visitors increased slightly during the twelve-month period ended December 31, 2010 compared with the same prior year period, and while we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect our operations.

Since visitors from California comprise a significant portion of our customer base, we also compete with Native American gaming operations in California. In total, the State of California has signed and ratified compacts with 67 Native American tribes, and there are currently 58 Native American casinos operating in California, including casinos located in Northern California, which we consider to be a significant target market. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in northern California are modest compared to Silver Legacy, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California.

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

As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted, and may continue to negatively impact, principally drive-in, day-trip visitor traffic from our main feeder markets in northern California.

In addition, land-based, riverboat or dockside casino gaming (other than that conducted on Native American-owned land) is currently legal in 14 states and tribal gaming on Native American-owned land is legal in a number of states, including California, Washington, and Oregon. Management believes the Reno market draws over 50% of its visitors from California. In addition to gaming on Native American-owned land, California allows other non-casino style gaming, including pari-mutuel wagering, a state-sponsored lottery, card clubs, bingo, and off-track betting.

Seasonality

Silver Legacy’s hotel-casino operations are subject to seasonal variation, with the strongest operating results generally occurring in the second and third quarters of each year and the weakest results generally occurring during the period from November through February. Variations occur when weather conditions make travel to Reno by visitors from northern California and the Pacific Northwest difficult and can also occur due to the timing of large conventions and bowling tournament periods within specific years. The following table shows our percentage of gross revenues by quarter for each of 2010, 2009 and 2008.

	2010	2009	2008
First quarter	22.8%	22.3%	23.3%
Second quarter	27.8	28.2	27.0
Third quarter	27.1	26.9	27.6
Fourth quarter	22.3	22.6	22.1

Total	100.0%	100.0%	100.0%

Employees

As of December 31, 2010, Silver Legacy employed approximately 1,800 persons, most of whom were full-time. Currently, none of our employees are employed pursuant to a collective bargaining agreement. The number of people employed at any time is subject to seasonal fluctuation. We believe that our employee relations are excellent.

Intellectual Property

Our intellectual property (“IP”) portfolio consists of a combination of copyrights, contractual rights, domain names, trade secrets, trademarks, service marks and trade names. Since our IP has the effect of developing brand identification, and because we believe that name recognition, reputation and image attract customers to Silver Legacy and contribute materially to customer retention, we seek to protect the marks of material importance to our business. The marks we consider material include the name Silver Legacy. We intend to maintain our IP portfolio in a manner consistent with operating our business as it is presently conducted and in light of our objectives of preserving and enhancing brand development, identification, reputation and image.

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

Groundwater in the vicinity of the Silver Legacy property is also contaminated by a chlorinated solvent known as tetrachloroethene or “PCE.” This contaminant is widespread in the Reno/Sparks area. The Central Truckee Meadows Remediation District, encompassing much of the cities of Reno and Sparks, was established pursuant to state legislation to address this contamination. The Central Truckee Meadows Remediation District is managed by Washoe County under the direction of the Nevada Division of Environmental Protection, and is currently conducting investigations and developing a remediation plan. Funding for the Central Truckee Meadows Remediation District is provided through assessments to water customers which are calculated on the basis of water use. The most recent annual assessment to Silver Legacy was approximately $25,000, with assessments in 2009 and 2008 of approximately $20,000 and $24,000, respectively. It is possible that additional assessments may be made against properties that receive special benefits from the Central Truckee Meadows Remediation District, such as clean-up of contamination affecting a specific parcel. The legislation implementing this program exempts property owners who did not cause or contribute to the contamination from civil and criminal liability for the cost of remediation and any related damages, except to the extent of unpaid assessments. We do not believe that we have contributed to this solvent contamination, however, we expect that we will be required to allow the Central Truckee Meadows Remediation District access to our property for continued investigation, including access to monitoring wells.

The possibility exists that additional contamination, as yet unknown, may exist at the Silver Legacy property. In all cases, however, we believe that any such contamination would have arisen from activities of prior owners or occupants, or from offsite sources and not as a result of any of our actions or operations. We do not believe that our expenditures for environmental investigations or remediation will have a material adverse effect on our financial condition or results of operations. Aside from the assessments discussed in the preceding paragraph, we did not incur any costs in connection with environmental matters during the years ended December 31, 2010, 2009 and 2008.

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

Circus and Eldorado Joint Venture holds all licenses and approvals required to conduct its present gaming operations. The gaming license requires the periodic payment of fees and taxes and is not transferable. The parent entities of Circus and Eldorado Joint Venture’s partners, Eldorado Resorts LLC and MGM Resorts International, are required to be registered by the Nevada Gaming Commission as, respectively, a privately owned holding company and as a publicly traded corporation, and are required periodically to submit detailed financial and operating reports to the Nevada Gaming Commission and to furnish any other information that the Nevada Gaming Commission may require. No person may become a stockholder of, or receive any percentage of profits from, a licensed entity such as Circus and Eldorado Joint Venture without first obtaining licenses and approvals from the Nevada Gaming Authorities. Circus and Eldorado Joint Venture and its parent entities have obtained from the Nevada Gaming Authorities the various registrations, findings of suitability, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

Forward-Looking Statements

(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)

Certain information included in this annual report and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by us) contains or may contain forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including current and future operations. Additionally, such statements may include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. From time to time forward-looking statements are also included in our periodic reports on Forms 10-Q and 8-K, press releases and other materials released to the public. Forward-looking statements can be identified by words such as “will,” “seek,” “may,” “could,” “should,” “would,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions.

Any or all of the forward-looking statements in this annual report and in any other public statements we make may turn out to be wrong. This can occur as a result of inaccurate assumptions or as a consequence of known or unknown risks and uncertainties. Many factors discussed in this annual report, such as government regulation and the competitive environment in which we operate, will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements, and we caution against relying on any of these forward-looking statements.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, and such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Any disclosures we make on related subjects in our subsequent reports on Forms 10-K, 10-Q and 8-K, in addition to our other public filings and press releases, should also be consulted. The following factors imply risks, uncertainties and assumptions relevant to our business that could cause our actual results to differ materially from historical results and from those contained in or implied by any forward-looking statements:

•	Our need to refinance our 10 1/8% mortgage notes on or before March 1, 2012;

•	Our substantial indebtedness and significant financial commitments and the restraints imposed thereby on our business;

•	The highly competitive environment in which we operate, including competitive pressures from the growth of Native American gaming in northern California and the northwestern United States;

•	The fact that our gaming operations are highly regulated and the costs of complying or failing to comply with such regulations;

•	Changes in general economic and market conditions in the areas in which we operate and the locations in which our customers reside;

•	Changes in discretionary consumer spending and leisure and business travel, including as a result of security concerns, terrorist activities and other global geopolitical events;

•	Weather conditions or climate change and the property damage or interruption in business operations that may be caused thereby;

•	The fact that all of our operations are in Reno and that we are, consequently, less geographically diversified than other gaming companies;

•	Changes in tax laws, including proposals for a federal gaming tax;

•	Claims brought against us from time to time in various legal proceedings;

•	The need to attract and retain management and key employees in an intensely competitive labor market;

•	Our management structure; and

•	Other regional, national or global political, economic, business, competitive, market, and regulatory conditions, including those discussed in Item 1A – “Risk Factors”.

ITEM 1A.	RISK FACTORS

The following is a discussion of certain factors that currently impact or may impact our business, operating results and/or financial condition.

Risks Related to Refinancing Our 10 1/8% Mortgage Notes

We must refinance our 10 1/8% mortgage notes by March 1, 2012.

Our 10 1/8% mortgage notes mature on March 1, 2012. We are exploring various alternatives for refinancing our obligations under the 10 1/8% mortgage notes. There can be no assurance, however, that we will be able to refinance the mortgage notes on terms that are acceptable to us, or at all. If we are unable to refinance our obligations with respect to the mortgage notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes. If we are unable to refinance the notes by March 1, 2012, it would have a material adverse effect on our business and our financial position.

Moreover, amounts outstanding under our notes will be classified as “current obligations” for financial reporting purposes beginning March 31, 2011. In the event that we are unable to refinance such amounts by the time of the filing of our Annual Report on Form 10-K for the year ending December 31, 2011, it would affect our independent registered public accounting firm’s assessment of our ability to continue as a going concern, would have a material adverse effect on our consolidated financial position and would raise substantial doubt as to our ability to continue as a going concern.

The disruption of the capital and credit markets, as well as adverse changes in the global, national and regional economies, may negatively impact our revenues and our ability to access financing, including financing necessary to refinance our 10 1/8% mortgage notes.

Over the past few years, a number of factors have contributed to diminished performance in the economy and increased volatility in the capital and credit markets. These factors include the availability and cost of credit, declining business and consumer confidence and increased unemployment. These conditions have also affected lending institutions, resulting in severely contracted credit markets. This has resulted in material increases in the cost and difficulty of obtaining credit and refinancing existing debt, which could have a material adverse affect on our ability to refinance our 10 1/8% mortgage notes, due March 1, 2012, on terms that are acceptable to us, or at all. Further, if adverse regional, national and global economic conditions fail to improve significantly, persist or worsen, we could experience material decreases in revenues and cash flows from our operations attributable to decreases in consumer spending levels and could fail to satisfy covenants imposed by our existing debt agreements.

Risks Related to Our Business

We face substantial competition in the hotel and casino industry.

The hotel and casino industry is very competitive. We compete for customers primarily on the basis of location, range and pricing of amenities and overall atmosphere. Of the 29 casinos currently operating in the Reno market, we compete principally with the six other hotel-casinos that, like the Silver Legacy Resort Casino, each generate at least $36 million in annual gaining revenues.

According to statistics published by the Reno-Sparks Convention & Visitors Authority, there were approximately 15,400 hotel rooms in the Reno area at December 31, 2010. At this time, we cannot predict the extent to which new and proposed projects will be undertaken or the extent to which current hotel and/or casino space may be expanded in the future. There can be no assurance that any growth in Reno’s room base or gaming capacity will not adversely affect our financial condition or results of operations. See “Competition” in Item 1.

A substantial number of customers travel to both Reno and Lake Tahoe during their visits. Consequently, we believe that the Reno market’s visitation is influenced, to some degree, by the visitation of the Lake Tahoe market. The number of visitors increased slightly during the twelve-month period ended December 31, 2010 compared with the same prior year period and while we do not anticipate a decline in the popularity of either Reno or Lake Tahoe as tourist destination areas in the foreseeable future, any such decline could adversely affect our operations.

Reno casinos, including our own, also compete with Native American gaming in California and the northwestern United States. We also compete with hotel-casinos located in Las Vegas, Nevada and the Lake Tahoe area. To a lesser extent, we compete with hotel-casinos in other parts of the United States and with dockside gaming facilities, riverboat casinos, state-sponsored lotteries, on-and-off track pari-mutuel wagering, Internet gaming, card clubs, riverboat casinos and other forms of legalized gaming. Land-based, dockside or riverboat casino gaming, other than that conducted on Native American-owned land, is currently legal in 14 states and gaming on Native American-owned land is legal in a number of states, including California, Washington and Oregon.

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

Native American gaming in California has adversely affected the Reno market, including our operations at Silver Legacy, and continued growth of Native American gaming in California could have a material adverse effect beyond that experienced to date.

Since visitors from California comprise a significant portion of our customer base, we also compete with Native American gaming operations in California. In total, the State of California has signed and ratified compacts with 67 Native American tribes, and there are currently 58 Native American casinos operating in California. These Native American tribes are allowed to operate slot machines, lottery games, and banking and percentage games on Native American lands. Although many existing Native American gaming facilities in northern California are modest compared to Silver Legacy, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California.

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

Increased competition from Native American gaming, including increases in competition attributable to additional gaming licenses being granted to Native American tribes and Native American gaming operations in northern California, may result in a decline in our revenues and have a material adverse effect on our business. While we cannot predict the precise extent of any future effects, they could be significant.

Our operations are particularly sensitive to reductions in discretionary consumer spending and may be negatively affected by general economic conditions.

Consumer demand for casino hotel properties, such as ours, is particularly sensitive to downturns in the economy and the associated impact on discretionary spending on leisure activities. Any adverse change in general economic conditions, such as the current recession, can adversely affect consumer spending, which can have a negative impact on our ability to generate revenues from our operations. Increases in gasoline prices, including increases prompted by global political and economic instabilities, can adversely affect our operations because most of our patrons travel to Reno by car or on airlines that may pass on increases in fuel costs to their passengers in the form of higher ticket prices.

We are also a large consumer of electricity. Consequently, an increase in the cost of electric power increases our operating costs and, depending on the extent of any increase, could adversely affect our results of operations.

The current global, national and regional economic downturn, including the housing crisis, credit crisis, lower consumer confidence, and other related factors which impact discretionary consumer spending and other economic activities that have direct effects on our business, have resulted in a decline in the tourism industry that has adversely impacted our operations. We cannot be sure how long these factors will continue to impact our operations in the future or the extent of the impact.

Because we are entirely dependent upon the Silver Legacy Resort Casino for all of our revenues, we are subject to greater risks than a gaming company that is geographically or otherwise diversified.

We are entirely dependent upon the Silver Legacy Resort Casino for all of our revenues. Therefore, we are subject to greater degrees of risk than a gaming company that is geographically or otherwise diverse. The risks to which we have a greater degree of exposure include the following:

•	local economic and competitive conditions;

•	inaccessibility due to weather conditions, road construction or closure of primary access routes;

•	changes in local and state governmental laws and regulations, including gaming laws and regulations;

•	natural and other disasters, including acts of terrorism and global geopolitical events that impact leisure and business travel and discretionary consumer spending;

•	a decline in the number of residents near, or visitors to, the Silver Legacy Resort Casino; and

•	a decrease in gaming activities at the Silver Legacy Resort Casino.

Any of the factors outlined above could adversely affect our business, financial condition and results of operations. These risks, were any of them to pertain, could also impact our ability to generate sufficient cash flow to make payments on our 10 1/8% mortgage notes and our other obligations and may adversely affect our ability to refinance our 10 1/8% mortgage notes.

The hotel-casinos in the Reno market, including the Silver Legacy Resort Casino, historically have been subject to seasonal variations and quarterly fluctuations in operating results and we can expect to experience such variations and fluctuation in the future.

Historically, hotel-casino operations in the Reno market, including the Silver Legacy Resort Casino, have been subject to seasonal variations. Traditionally, the strongest operating results have occurred in the second and third quarters and the weakest results have occurred during the period from November through February when weather conditions have adversely affected operating results. Excessive snowfall during the winter months can make travel to the Reno area more difficult. This often results in significant declines in traffic on major highways, particularly on routes to and from northern California, and causes a downturn in customer volume. Furthermore, management believes that approximately two-thirds of visitors to the Reno market arrive by some form of ground transportation. Therefore, even normal winter weather may cause our revenues and cash flows to be adversely affected.

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

Security concerns, terrorist attacks and other geopolitical events could have a material adverse effect on our future operations.

Security concerns, terrorist attacks and other geopolitical events can have a material adverse effect on leisure and business travel, discretionary spending and other areas of economic behavior that directly impact the gaming and entertainment industries in general and our business in particular. We cannot predict the extent to which any future security alerts, terrorist attacks or other geopolitical events might impact our business, results of operations or financial condition.

The hotel-casinos in the Reno market, including the Silver Legacy Resort Casino, are highly dependent on surrounding market areas.

Management believes that visitors from California, Washington and Oregon account for approximately two thirds of the visitors to the Reno market. We are primarily dependent upon the gaming activities of customers visiting the Reno market from these areas for our revenues. A decline in the economies of any one or more of these areas such as the economic decline in each of these states associated with the current recession, or a decline in the number of gaming customers traveling to Reno from these areas for any reason, including increased competition, such as Native American gaming in California, Washington and Oregon, could have a material adverse effect on our business, results of operations and financial condition.

Significant conflicts of interest may arise in the performance of the duties of the members of our executive committee and our executive officers.

The Silver Legacy Resort Casino is situated between the Circus Circus Hotel and Casino, which is wholly owned by MGM Resorts International, and the Eldorado Hotel & Casino, which is wholly owned by Eldorado Resorts LLC. Our partners are a wholly owned subsidiary of MGM Resorts International and a 96%-owned subsidiary of Eldorado Resorts LLC, and their respective personnel who participate in decisions that affect the Silver Legacy Resort Casino may be deemed to be in a conflict of interest position, to the extent they participate in decisions relating to the Silver Legacy Resort Casino that affect, or may be perceived to affect, the Circus Circus Hotel and Casino and/or the Eldorado Hotel & Casino. The potential for these conflicts of interest may be exacerbated by the design of the Silver Legacy Resort Casino, which connects its casino and core entertainment center with the Circus and Eldorado properties by enclosed skyways.

Each member of the executive committee of Circus and Eldorado Joint Venture is currently an employee of, and/or holds an executive position with, MGM Resorts International or Eldorado Resorts LLC or one of their affiliates, and the majority of our executive officers had a similar relationship before assuming his present position with Circus and Eldorado Joint Venture. Accordingly, these individuals may be deemed to be in a conflict of interest position with respect to business decisions they make that affect, or may be perceived to affect, the Circus or Eldorado properties. Furthermore, a conflict of interest may be deemed to exist by reason of the access any of these individuals has to information or business opportunities that may be useful to the Eldorado or Circus properties. No specific procedures for resolving these conflicts of interest have been developed and there can be no assurance that effective procedures for addressing these matters can be developed. See “Directors and Executive Officers of the Registrants” in Item 10 and “Compensation Committee Interlocks and Insider Participation” in Item 11.

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

An earthquake or other natural disaster could adversely affect our business.

The Reno area has been, and may in the future be, subject to earthquakes and other natural disasters. Depending upon the magnitude and location of such an event, the Silver Legacy Resort Casino could be severely damaged, which could adversely affect our business and operations. We currently maintain earthquake and flood insurance for the Silver Legacy Resort Casino and the resulting business interruption. However, there is no assurance that our coverage will be sufficient if there is a major earthquake. In addition, upon the expiration of our current policies, which expire in July 2011, we cannot assure that adequate coverage will be available at economically justifiable rates, if at all.

We rely on our key personnel.

Our future success will depend upon, among other things, our ability to keep our senior executives and highly qualified employees. We compete with other potential employers for employees, and we may not succeed in hiring or retaining the executives and other employees that we need. We do not have employment contracts with any of our senior executives and we do not maintain key-man insurance policies for any of our executives. A sudden loss of or inability to replace key employees could have a material adverse effect on our business, financial condition and results of operation.

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

We are or may become involved in legal proceedings that, if adversely adjudicated or settled, could impact our business and financial condition.

From time to time, we are named in lawsuits or other legal proceedings relating to our business. In particular, the nature of our business subjects us to the risk of lawsuits filed by customers, past and present employees, competitors, business partners and others in the ordinary course of business. As with all legal proceedings, no assurances can be given as to the outcome of these matters. Moreover, legal proceedings can be expensive and time consuming, and we may not be successful in defending or prosecuting these lawsuits, which could result in settlements or damages that could significantly impact our business, financial condition and results of operations.

Risks Related to our Capital Structure

Our substantial indebtedness could adversely affect our financial results and prevent us from fulfilling our obligations, including our obligations under our 10 1/8% mortgage notes.

The amount of our total indebtedness at December 31, 2010 was $142.8 million.

This is a significant amount of indebtedness that could have important consequences for us, such as:

•	limiting our ability to satisfy our obligations, including our obligations under our 10 1/8% mortgage notes;

•	limiting our ability to refinance our 10 1/8% mortgage notes at or before their maturity on March 1, 2010, on terms that are satisfactory to us, or at all;

•	limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, debt service, general corporate and other obligations;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a significant portion of these funds to principal and/or interest payments on our indebtedness;

•

causing our failure to comply with the financial and restrictive covenants contained in the indenture covering our 10 1/8% mortgage notes or any new credit facility we may secure, which could cause a default under those instruments and which, if not cured or waived, could have a material adverse effect on us;

•	placing us at a competitive disadvantage to our competitors who are not as highly leveraged;

•	affecting our ability to renew gaming and other licenses necessary to conduct our business; and

•	increasing our vulnerability to, and limiting our ability to react to, changing market conditions, changes in our industry and economic downturns such as the one we are currently experiencing.

The indenture governing our 10 1/8% mortgage notes contains restrictive covenants, but does not fully prohibit us from incurring additional debt under any new credit facility we may secure or otherwise. If additional debt is added to our current level of indebtedness, related risks that we face, including those described above, could increase.

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

Some of these factors are beyond our control, and we cannot assure that our business will generate cash flow from operations or that we will be able to borrow an amount sufficient to enable us to pay our indebtedness, including our 10 1/8% mortgage notes, or to fund other liquidity needs. As a result, we may need to refinance all or a portion of our indebtedness, including our 10 1/8% mortgage notes, on or before maturity. We cannot assure that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

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

The Silver Legacy Resort Casino is located on two neighboring parcels of land, located at 407 North Virginia Street and 411 North Sierra Street in Reno, Nevada. We own both parcels, comprising 118,167 and 119,927 square feet, respectively. As of December 31, 2010, both parcels and the improvements located thereon were encumbered by liens securing the indebtedness evidenced by our 10 1/8% mortgage notes. At December 31, 2010, the aggregate principal amount of the indebtedness secured by these liens totaled $142.8 million. For information concerning the Silver Legacy Resort Casino, reference is made to the discussion under the caption “Silver Legacy” in Item 1 of this annual report, which is incorporated herein by this reference.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in litigation arising in the ordinary course of our business. We do not believe that any litigation to which the Partnership or Capital is a party or of which any of our property is the subject will, individually or in the aggregate, have a material adverse effect on our financial position or the results of our operations.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Capital is a wholly-owned subsidiary of the Partnership, which is owned 50% by Galleon, Inc. and 50% by Eldorado Limited Liability Company. Accordingly, there is no established public trading in the equity securities of Capital or the Partnership.

Other than the distributions permitted or required to be made by the terms of the Partnership’s partnership agreement, which are subject to the terms of the indenture relating to our 10 1/8% mortgage notes, we historically have not paid cash dividends to our equityholders and do not intend to pay such dividends in the foreseeable future.

During the fiscal quarter ended December 31, 2010 neither the Partnership nor Capital issued any equity securities and, during such period, neither the Partnership nor Capital, nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) purchased any of the equity securities of the Partnership or Capital.

Equity Compensation Plans

The following tables set forth certain information relating to equity compensation plans as of December 31, 2010 for the Partnership and Capital, respectively.

Equity Compensation Plan Information—The Partnership

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

Equity Compensation Plan Information—Capital

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)
Equity compensation plans approved by security holders	None	—	None
Equity compensation plans not approved by security holders	None	—	None
Total	None	—	None

ITEM 6.	SELECTED FINANCIAL DATA

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Operating Results:
Net operating revenues	$120,629	$122,104	$139,475	$161,980	$159,197
Operating income	5,390	5,007	7,342	23,737	25,475
Net income (loss) (1)	(9,594)	(4,724)	(8,778)	8,496	9,322

Balance Sheet Data:
Cash and cash equivalents	$31,654	$35,042	$43,765	$52,501	$47,179
Total assets	275,251	284,266	307,321	327,816	323,329
Long-term debt	142,735	142,679	159,803	159,741	159,679
Partners’ equity	105,830	115,538	120,478	138,750	135,596

(1)	The Partnership is not subject to income taxes and the partners include their respective shares of partnership taxable income (loss) in their income tax returns. Therefore, a provision for income taxes is not included in our selected financial information. The partnership agreement requires the Partnership to make distributions to its partners in an amount equal to the maximum marginal federal income tax rate applicable to any partner multiplied by the income of the Partnership for the applicable period. See “Item 5” of this annual report for additional information concerning this provision of the Partnership agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective March 1, 1994, Eldorado Limited Liability Company (“ELLC”), a Nevada limited liability company owned and controlled by Eldorado Resorts LLC, and Galleon, Inc. (“Galleon”), a Nevada corporation now owned and controlled by MGM Resorts International, entered into a joint venture agreement to establish the Partnership for the purpose of constructing, owning and operating Silver Legacy. Capital, a wholly owned subsidiary of the Partnership, was incorporated for the sole purpose of serving as a co-issuer of the $160 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital, and does not have any operations, assets or revenues.

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

Significant Factors Affecting Results of Operations

Global, National and Regional Economic Conditions

The economic recession and the slow pace of recovery continue to adversely influence consumers’ confidence, discretionary spending levels and travel patterns. We believe the weak demand, high unemployment, record number of home foreclosures, increased competition and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance during the last three years compared to previous years. In response to the difficult economic environment, our management has implemented cost savings measures and will continue to review our operations to look for opportunities to further reduce expenses and maximize cash flows. We believe the current economic conditions will continue to negatively affect our operating results for some period of time; however, we are uncertain as to the duration and magnitude of the impact on our operations.

Expansion of Native American Gaming

A significant portion of Silver Legacy’s revenues and results of operations are generated from patrons who are residents of northern California, and, as such, our results of operations have been adversely impacted by the growth in Native American gaming in northern California. Many existing Native American gaming facilities in northern California are modest compared to Silver Legacy. However, a number of Native American tribes have established large-scale gaming facilities in California and some Native American tribes have announced that they are in the process of expanding, developing, or are considering establishing, large-scale hotel and gaming facilities in northern California. As northern California Native American gaming operations have expanded, we believe the increasing competition generated by these gaming operations has negatively impacted principally drive-in, day-trip visitor traffic from our main feeder markets in northern California.

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

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018, including 2010. Through one-time agreements, the National Bowling Stadium will also host the United States Bowling Congress (“USBC”) Open Tournament in Reno in 2011 and 2014, usually off-years for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. There was not a major bowling tournament in Reno in 2008. As a result, the absence of the incremental visitation had an adverse effect on our operations during the first half of 2008. The USBC Women’s Tournament, which attracted approximately 55,000 women bowlers to the Reno market in 2006, returned in late March 2009. This tournament continued through the end of June 2009 and brought approximately 40,500 women bowlers during the 2009 period. While the traffic generated by this tournament benefited the Reno market during the second quarter of 2009, the positive impact was not as significant as in previous years due to a decline in bowler attendance combined with general decreases in consumers’ discretionary spending. The USBC Open Tournament, which attracted approximately 80,000 bowlers in 2007, returned to the Reno market and attracted approximately 68,500 men and women bowlers to the Reno area during the period from late-February through the end of June. The increase in the number of bowlers visiting downtown Reno contributed to our improved operating results during the first half of 2010 compared to the same period in 2009.

Results of Operations

The following table highlights the results of our operations (dollars in thousands):

	Year ended December 31, 2010	Percentage Change	Year ended December 31, 2009	Percentage Change	Year ended December 31, 2008
Net revenues	$120,629	(1.2)%	$122,104	(12.5)%	$139,475
Operating expenses	115,239	(1.6)	117,097	(11.4)	132,133
Operating income	5,390	7.6	5,007	(31.8)	7,342
Net loss	(9,594)	103.1	(4,724)	(46.2)	(8,778)

Net Revenues. During 2010 compared to 2009, net revenues decreased slightly. Rooms revenues remained flat in 2010 compared to 2009 while casino, food and beverage revenues, other revenues and promotional allowances experienced declines. The challenging economic environment and more intense competition for a reduced number of visitors, both from Native American gaming and within the Reno market, continued to be negative factors impacting business levels throughout 2010.

The first half of 2010 benefited from the return of the USBC Open Tournament which drove room nights and brought approximately 28,000 more bowlers to the Reno market in 2010 compared to the USBC Women’s Tournament in 2009. However, the second half of 2010 was adversely impacted by a decline in hotel occupancy and ADR as a result of fewer convention room nights.

Net revenues decreased during 2009 compared to 2008 mainly due to the previously discussed economic factors which negatively impacted Reno’s gaming and tourism market as a whole and resulted in significant reductions in visitor volumes and customer spending. Declines in city-wide convention room nights and the continued increase in competition generated by Native American gaming in northern California also contributed to the decreases in net revenues.

Operating Income and Net Loss. Despite the lack of growth in net revenues, we were able to achieve higher operating income during 2010 compared to the same prior year period. Changes were implemented in 2009 resulting from initiatives to identify opportunities for operational efficiencies, reduce costs and maximize operating income. These savings programs, along with further efforts to lower total operating expenses, continued throughout 2010. However, declines in selling, general and administrative costs, casino expenses and promotional allowances were partially offset by increases in food and beverage costs and hotel operating expenses associated with our hotel room remodel in 2010 compared to 2009.

During 2009 compared to 2008, operating income decreased primarily due to declines in revenues. Substantial savings were realized during 2009 as a result of cost control measures implemented to lower payroll among all departments, both in terms of staffing levels and reductions in salaried management positions, benefits, advertising media expenditures, general and administrative expenses and other variable and fixed operating costs. These savings were partially offset by higher group health insurance claims and increased promotional allowance costs allocated to the casino department, both in absolute dollars and as a percentage of revenues. Lower room rates also adversely impacted our operating results and profit margins in 2009 compared to 2008. Depreciation expense rose during 2009 compared to 2008 due to additional depreciation associated with new capital purchases. The increase in the fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan partially offset the declines in operating income in 2009 compared to 2008.

Our net loss fluctuated in 2009 compared to 2010 and 2008 due to a $5.5 million gain in 2009, net of unamortized debt issuance costs and discounts, on the early retirement of $17.2 million principal amount of our 10 1/8% mortgage notes.

Revenues

The following table highlights our sources of net revenues (dollars in thousands):

	Year ended December 31, 2010	Percentage Change	Year ended December 31, 2009	Percentage Change	Year ended December 31, 2008
Casino	$67,397	(2.0)%	$68,767	(8.1)%	$74,834
Rooms	31,009	(0.0)	31,009	(15.2)	36,551
Food and beverage	31,365	(1.6)	31,871	(8.9)	34,966
Other	7,622	(4.0)	7,939	(17.8)	9,654
Promotional allowances	16,764	(4.1)	17,482	5.8	16,530

Casino Revenues. During 2010 compared to 2009, table games drop increased 0.7% while slot handle declined 5.1%. An increase in our table games hold percentage in 2010 compared to 2009 contributed to higher table games revenues. Table games drop benefited from the increased visitation generated by the USBC Open Tournament from late February through June of 2010. Historically, the USBC Open Tournament has attracted table games players, as compared to the USBC Women’s Tournament, and has typically had a greater positive impact on table games volume during associated tournament periods. While table games cash play benefited from the traffic generated by the bowlers during the first half of the year, table games credit play and high end slot volume declined during 2010 compared to 2009. We believe the decreases in slot volume and high end play during 2010 compared to 2009 were associated with the previously discussed economic factors which continue to negatively influence the spending levels of our customers combined with the overall negative impact of increased competition.

During 2009 compared to 2008, our casino revenues declined due to lower table games drop and slot handle which declined 11.8% and 8.8%, respectively. Historically, the USBC Women’s Tournament has attracted more slot players, as compared to the USBC Open Tournament, and has typically had a greater positive impact on slot volume during associated tournament periods. As a result, slot handle benefited during the second quarter of 2009 compared to the same prior year period from the increased visitation generated by the USBC Women’s Tournament. However, this positive impact was offset by the decreases in casino volume and revenues during the remaining 2009 periods compared to the same periods in 2008. These decreases in volume were associated with the previously discussed factors affecting net revenues which negatively impacted the number of trips and spending levels of our customers throughout 2009.

Room Revenues. During 2010 compared to 2009, our room revenues remained flat. Our ADR and occupancy percentages were $66.47 and 67.68%, respectively, compared to $66.83 and 67.74%, respectively, in 2009. Despite strong competition, both locally and within our feeder markets, we were able to sustain ADR and occupied room nights during 2010 compared to 2009 as a result of effective room rate yield management, demand created by the additional bowler room nights, increased convention room nights during the first half of 2010 compared to the same prior year period and aggressive email promotional campaigns targeted at slower booking periods. Additionally, our room remodel project impacted our ability to achieve 100% occupancy on weekends, which also typically yields the highest room rates. Our room remodel began on July 5, 2010 and continued through mid-December 2010. In addition to impacting room rates, the room remodel project had a moderate adverse effect on occupancy during the second half of the year compared to the same prior year period as a result of rooms being out of service during peak periods.

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

Food and Beverage Revenues. Although restaurant guest counts were flat in 2010 compared to 2009, food revenues declined among the majority of our restaurants due a decrease in our average restaurant check. This decrease was associated with selective menu price revisions and special offers in an effort to promote our restaurants and incentivize customers which also contributed to the decrease in revenues during the current year. Additionally, reductions in customer spending levels and a significant decline in food complimentaries also adversely impacted food revenues during 2010 as compared to 2009. Beverage revenues remained flat during 2010 compared to 2009.

Food and beverage revenues declined during 2009 compared to 2008 as a result of decreases in guest counts at a majority of our food outlets which we believe was attributable to the same factors affecting net revenues. Our average restaurant check decreased during 2009 compared to 2008 due to selective menu pricing revisions in an effort to promote our restaurants and incentivize customers which also contributed to the decline in food and beverage revenues.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. During 2010 compared to 2009, other revenues decreased mainly due to declines in retail revenues as a result of decreased retail complimentary revenues. The declines in retail revenues were partially offset by increases in entertainment revenues due to an increase in scheduled concert dates in 2010 compared to 2009. Ballroom revenues remained flat in 2010 compared to 2009.

Other revenues decreased during 2009 compared to 2008 principally due to lower entertainment revenues associated with a decline in scheduled concert dates in 2009. Ballroom revenues declined during 2009 compared to 2008 as a result of fewer conventions utilizing the facility during 2009. The ballroom, which opened in mid-February 2008, is operated and managed by Silver Legacy together with the adjoining Eldorado and Circus Circus properties. Retail revenues remained flat in 2009 compared to 2008.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, decreased to 12.2% in 2010 compared to 12.5% in 2009. These decreases were primarily attributable to declines in food and retail complimentaries redeemed by our casino customers during 2010 compared to 2009 as a result of efforts to eliminate less profitable direct mail offers and promotions. Additionally, revisions to our players’ club were implemented in January of 2010 with the introduction of downloadable free slot play which reduced complimentaries redeemed by our customers during 2010 compared to 2009.

Promotional allowances, expressed as a percentage of gross revenues, increased to 12.5% in 2009 compared to 10.6% in 2008. This year-over-year growth was primarily attributable to increases in complimentary rooms, food, concert tickets and retail promotional offers to our casino customers in an effort to drive visitation to Silver Legacy, utilize available room inventory, reward customer loyalty, and attract new players.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Year ended December 31, 2010	Percentage Change	Year ended December 31, 2009	Percentage Change	Year ended December 31, 2008
Casino	$35,712	(2.9)%	$36,791	(7.8)%	$39,909
Rooms	9,471	(0.1)	9,484	(13.3)	10,937
Food and beverage	21,311	1.5	21,002	(14.7)	24,614
Other	5,529	10.1	5,022	(29.3)	7,107
Selling, general and administrative	27,665	(4.5)	28,977	(10.3)	32,302
Depreciation	15,749	(4.1)	16,414	4.9	15,642
Change in fair value of life insurance contracts	(589)	15.0	(693)	(145.4)	1,528
Loss on disposition of assets	391	291.0	100	6.4	94

Casino Expenses. During 2010 compared to 2009, casino expenses declined as a result of lower departmental benefits along with decreases in other variable costs including taxes and licenses and bad debt expense. Reductions in special event and promotional expenditures resulting from efforts to lower costs associated with less profitable promotional offers and special events also contributed to the overall decrease in casino expenses. Additionally, a decline in promotional allowances related to the cost of food and retail complimentaries allocated to the casino department was a primary contributor to the declines during 2010 compared 2009.

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

Room Expenses. Rooms expenses remained flat in 2010 compared to 2009 in conjunction with consistent hotel occupancy during both years. Increased costs, including payroll and laundry, associated with placing newly remodeled rooms into service were offset by decreases in benefits, supplies and bad debt. Higher average daily rates during the first half of the year along with efforts to reduce costs on a per occupied room basis produced an increase in the hotel department’s profit margin during the first half of 2010 compared to 2009. Conversely, the increase in expenses associated with the room remodel project combined with a lower average daily rate negatively impacted the hotel department’s profit margin during the second half of 2010 compared to 2009.

Room expenses declined during 2009 compared to 2008 primarily due to decreases in departmental payroll and laundry expense. Despite successful efforts to reduce costs on a per occupied room basis, the annual profit margins in the rooms department were negatively impacted by declines in our ADR as competition increased for a reduced number of visitors to the Reno market throughout 2009 compared to 2008.

Food and Beverage Expenses. During 2010 compared 2009, food and beverage expenses rose primarily due to higher food and beverage costs of sales, both in absolute dollars and as a percentage of revenues, which were not passed on to our customers via increased prices. The food and beverage departments’ profit margins were negatively impacted by these increases in costs and were further adversely affected by the reduction in our average restaurant check. Beverage expenses decreased in 2010 compared to 2009 due to decreased beverage complimentaries allocated to the beverage department which declined as a result of revisions to our beverage promotions.

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

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses increased during 2010 compared to 2009 as a result of increased entertainment expenses for professional entertainer fees and equipment rentals due to an increase in the number of concert dates during 2010 compared to 2009. These increases were partially offset by declines in retail cost of sales associated with decreased retail revenues during 2010 compared to 2009.

Other operating expenses decreased during 2009 compared to 2008 primarily as a result of a less aggressive concert schedule. Ballroom expenses decreased during 2009 compared to 2008 due to decreased payroll and supplies as a result of fewer conventions utilizing the facility. Retail expenses remained flat in 2009 compared to 2008.

Selling, General and Administrative Expenses. During 2010 compared to 2009, selling, general and administrative expenses decreased mainly due to substantial reductions in payroll benefits among our administrative departments and lower utility costs resulting from declines in usage and operational efficiencies. Another primary contributor to the declines in expenses was a reduction in property taxes during 2010 compared to 2009. Marketing and advertising costs remained flat in 2010 compared to 2009. Savings were not realized in this expense category due to costs associated with implementing a new branding strategy, inclusive of a new players’ club and website, and an allocation of advertising budget dollars to increase Internet traffic and social media marketing tools.

During 2009 compared to 2008, selling, general and administrative expenses decreased primarily due to substantial reductions in advertising expenditures, lower payroll among administrative and facilities departments, fewer credit card discounts associated with declining room revenues, and declines in building repairs and maintenance, professional services and human resources departmental expenditures. Additionally, significant declines in utilities costs and the elimination of bonus accruals also contributed to the decreases in 2009 compared to 2008.

Depreciation Expense. Depreciation expense decreased during 2010 compared to 2009 principally due to assets becoming fully depreciated during the current year. Assets associated with the hotel room remodel were placed into service and depreciated beginning in July 2010 through the completion of the project in December 2010.

Depreciation expense increased during 2009 compared to 2008 primarily due to additional depreciation associated with new capital purchases.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During 2010 and 2009, the fair value of these life insurance contracts increased as a result of improvements in the underlying insurance investment return as compared to 2008 in which the fair value declined.

Other (Income) Expense

Other (income) expense is comprised of interest expense, interest income and gain on the early retirement of debt. In February 2009, we purchased and retired $17.2 million principal amount of our 10 1/8% mortgage notes. The total purchase price of the notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized offering costs and discounts. As a result of this transaction, which reduced the principal amount of notes outstanding to $142.8 million, interest expense decreased during 2010 and 2009 compared to 2008. Interest income decreased in 2010 compared to 2009 due to a decline in our invested cash reserves subsequent to the purchase of notes and lower interest rates throughout 2010. Interest income also decreased during 2009 compared to 2008 due to a decline in our invested cash reserves resulting from a $10.0 million partner distribution paid in March 2008.

Liquidity and Capital Resources

Cash Flows from Operating Activities and Working Capital

During 2010, we generated cash flows from operating activities of $6.8 million compared to $6.0 million in 2009 and $12.5 million in 2008. The increase in cash flows from operating activities in 2010 compared to 2009 was primarily due to the increase in our operating income while the decline in 2009 compared to 2008 was primarily due to the reduction in our operating income. As of December 31, 2010, cash and cash equivalents were $31.7 million, sufficient for normal operating requirements.

Cash Flows from Investing Activities

Cash used in investing activities for 2010 was $10.2 million compared to $3.2 million for 2009 and $11.2 million for 2008, and related primarily to capital expenditures for various renovation projects and equipment purchases. The increase during the current year was primarily due to purchases of furniture and fixtures for our hotel room remodel project which began in July 2010 and cost $7.5 million. The capital expenditures in 2009 were less than 2008 due to the difficult economic environment and decisions to decrease spending. In future years, we expect to make capital expenditures to the extent necessary to continue to maintain an attractive property and a competitive position in our marketplace. Our executive committee has approved $2.5 million in capital expenditures for 2011.

Cash Flows from Financing Activities

There was no cash used in financing activities during 2010. Cash used in financing activities for 2009 was $11.4 million which represented a payment for the purchase and retirement of $17.2 million principal amount of our 10 1/8% mortgage notes. No tax distributions were paid to our partners in 2010, 2009 or 2008, and we do not anticipate any distributions with respect to 2010 in 2011 based on our expected final 2010 tax return. A special distribution of $5.0 million to each partner was paid in 2008.

Other Items Affecting Liquidity

Insurance Renewal

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

Partnership Agreement

The Partnership’s partnership agreement, as currently in effect, provides that, subject to any contractual restrictions to which the Partnership is subject, including the indenture relating to the 10 1/8% mortgage notes, and prior to the occurrence of a “Liquidating Event,” the Partnership will be required to make distributions to its partners as follows:

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

10 1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law. Each of the Partnership’s partners executed a pledge of all of its partnership interests in the Partnership to secure the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At December 31, 2010, we were in compliance with all of the covenants in the indenture related to the notes.

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

We believe we have sufficient capital resources to meet our obligations up to the March 1, 2012 maturity date of our 10 1/8% mortgage notes. These obligations include existing cash obligations, funding of capital commitments and servicing our debt. Our future sources of liquidity are anticipated to be from our operating cash flow and cash reserves.

We are exploring various alternatives for refinancing our obligations under the 10 1/8% mortgage notes. There can be no assurance, however, that we will be able to refinance the mortgage notes on terms that are acceptable to us, or at all. If we are unable to refinance our obligations with respect to the mortgage notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes. If we are unable to refinance the notes by March 1, 2012, it would have a material adverse effect on our business and our financial position.

Moreover, amounts outstanding under our notes will be classified as “current obligations” for financial reporting purposes beginning March 31, 2011. In the event that we are unable to refinance such amounts by the time of the filing of our Annual Report on Form 10-K for the year ending December 31, 2011, it would affect our independent registered public accounting firm’s assessment of our ability to continue as a going concern, would have a material adverse effect on our consolidated financial position and would raise substantial doubt as to our ability to continue as a going concern.

Senior Secured Credit Facility

On March 30, 2010, our senior secured credit facility (the “Credit Facility”) that provided a $1.0 million revolving facility, which had been reduced from $10.0 million during the first quarter of 2008, expired.

The Credit Facility was not extended beyond its March 30, 2010 maturity date since we had not utilized our borrowing capacity under the Credit Facility since 2003 and did not anticipate utilizing the Credit Facility in the foreseeable future.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments to make future payments under certain contracts, including long-term debt obligations and operating leases, as of December 31, 2010 (in thousands):

Description	2011	2012	2013	2014	2015	Thereafter
Long-term debt	$—	$142,735	$—	$—	$—	$—
Interest payments on long-term debt	14,459	2,370	—	—	—	—
Operating leases	162	158	23	—	—	—
SERP benefit payments	279	422	453	493	568	3,675

Total	$14,900	$145,685	$476	$493	$568	$3,675

The repayment of our long-term debt, which at December 31, 2010, consisted of the indebtedness evidenced by our 10 1/8% mortgage notes, is subject to acceleration upon the occurrence of an event of default under the indenture relating to the notes.

We made cash interest payments of $14.5 million, $15.3 million and $16.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. We anticipate that cash payments for interest in 2011 will be approximately $14.5 million based on our current outstanding debt balance. See “Repurchase of 10 1/8% Mortgage Notes” above.

No tax distributions of the Partnership to its partners were paid in 2010, 2009 and 2008 and we do not anticipate any distributions in 2011 with respect to 2010 based on our expected final 2010 tax return. A special distribution was approved by the Partnership’s executive committee and paid by the Partnership in March 2008. The aggregate amount of the distribution was $10.0 million, of which $5.0 million was paid to each partner.

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

Players’ Club Point Liability

Our players’ club allows customers to earn “points” based on the volume of their gaming activity. Under the terms of our program, these points are redeemable for certain complimentary services, at the customers’ discretion, including rooms, food, beverage, retail and entertainment tickets. We accrue the expense for unredeemed complimentaries, after consideration of estimated breakage, as they are earned. The value of the cost to provide the complimentaries is expensed as earned and is included in casino expense on our consolidated statement of operations. To arrive at the estimated cost associated with our players’ club, estimates and assumptions are made regarding incremental marginal costs of the benefits, breakage rates and the mix of goods and services for which the points will be redeemed. We use historical data to assist in the determination of estimated accruals. At December 31, 2010 and 2009, $0.4 million and $0.6 million, respectively, were accrued for the cost of the anticipated redemptions.

Property and Equipment and Other Long-Lived Assets

Property and equipment is recorded at cost and is depreciated over its estimated useful life. Judgments are made in determining estimated useful lives and salvage values of these assets. The accuracy of these estimates affects the amount of depreciation expense recognized in our financial results and whether we have a gain or loss on the disposal of assets. We review depreciation estimates and methods as new events occur, more experience is acquired, and additional information is obtained that would possibly change our current estimates. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If the asset is still under development, future cash flows include remaining construction costs. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. As of December 31,

2010 and 2009, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

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

Self-Insurance Reserves

Silver Legacy is self insured up to certain limits for our general liability, group health insurance and workmens’ compensation programs. We analyze historical and current pending claims information to estimate amounts to be accrued. In order to mitigate our potential exposure, we have obtained certain stop loss policies. At December 31, 2010 and 2009, $0.6 million was accrued for estimated pending claims.

Recently Issued Accounting Standards

The Partnership adopted various accounting standards during 2010, none of which had a material effect on its consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-16, Accruals for Casino Jackpot Liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Partnership expects to adopt the guidance in fiscal year 2011 and estimates the adjustment to retained earnings to be approximately $0.6 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any derivative financial instruments in 2010. As of December 31, 2010, we had no variable rate debt outstanding.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the report of Deloitte & Touche LLP dated March 31, 2011 and the consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. appearing on pages 51 through 65 of this annual report, which are incorporated in this Item 8 by this reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report our disclosure controls and procedures under the Exchange Act) were effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

As required by Rule 15d-15(d) under the Exchange Act, our management, including our principal executive officer and principal financial officer, has evaluated our internal control over financial reporting to determine whether any changes to our internal control over financial reporting occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, no such changes to our internal control over financial reporting occurred during the year ended December 31, 2010.

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

Our management evaluated the internal control over financial reporting using the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation as of December 31, 2010, management has concluded that the Partnership’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Overview

The current managing partner of the Partnership is Galleon, Inc. (“Galleon”). Under the terms of the partnership agreement, the managing partner is responsible for the day-to-day management of the business affairs of the Partnership. The managing partner has delegated a substantial portion of its duties to the general manager of Silver Legacy. Although the Partnership is a general partnership between Galleon, which is an indirect wholly-owned subsidiary of MGM Resorts International, and Eldorado Limited Liability Company (“ELLC”), which is a 96%-owned subsidiary of Eldorado Resorts LLC, the Partnership employs its own separate management team to operate Silver Legacy. An executive committee of the

Partnership is responsible for consulting with, reviewing, monitoring and overseeing the performance of the management of Silver Legacy. The executive committee, which functions in a capacity similar to a corporation’s board of directors, does not have any separately designated committees other than an audit committee.

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

Each member of the executive committee is selected and may be removed in the sole discretion of one of the Partnership’s two partners, with no role of the Partnership or the executive committee in that selection process. Because the business of the Partnership is the same as that of each of its partners and because the structure of the Partnership gives the sole authority to designate each member of the executive committee to one of the partners, the Partnership believes that the attribute that best qualifies each member of its executive committee to hold his position on the committee is the confidence in such member of the partner that designates him to serve.

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

Name	Age	Positions
Gary L. Carano	58	General Manager of Silver Legacy, Chief Executive Officer of the Partnership, and President and Chief Executive Officer of Capital

Glenn T. Carano	55	Executive Director of Marketing of Silver Legacy and Secretary of the Partnership and Capital

Bruce C. Sexton	57	Assistant General Manager of Silver Legacy and Vice President of Capital

Stephanie D. Lepori	40	Chief Financial Officer of Silver Legacy, Controller and Chief Accounting and Financial Officer of the Partnership, and Treasurer and Chief Accounting and Financial Officer of Capital

Gene R. Carano	55	Member of the Partnership’s Executive Committee and Director of Capital

Robert M. Jones	67	Member of the Partnership’s Executive Committee, Audit Committee and Director of Capital

James J. Murren	49	Member of the Partnership’s Executive Committee, Director of Capital and President of Galleon

Corey I. Sanders	47	Member of the Partnership’s Executive Committee and Director of Capital

Donald D. Thrasher	56	Member of the Partnership’s Executive Committee, Audit Committee and Director of Capital

Daniel J. D’Arrigo	42	Treasurer of Galleon

John M. McManus	44	Secretary of Galleon

Gary L. Carano. Mr. Carano has served as General Manager of Silver Legacy and Chief Executive Officer of the Partnership since January 1995 and President and Chief Executive Officer of Capital since its incorporation in August 2001. He is also President and Chief Operating Officer, and a member of the board of managers, of Eldorado Resorts LLC and Treasurer of Recreational Enterprises, Inc. Previously, he served as Assistant General Manager, General Manager and Chief Operating Officer of Eldorado Hotel & Casino from 1980 to 1994. Eldorado Resorts LLC and Recreational Enterprises, Inc. are affiliates of the Partnership and Capital. Gary L. Carano, Glenn T. Carano and Gene R. Carano are brothers.

Glenn T. Carano. Mr. Carano has been the Director of Marketing of Silver Legacy since January 1995, Secretary of the Partnership since August 2001 and Secretary of Capital since November 2001. Prior to 1995, he served as Director of Marketing at the Eldorado Hotel & Casino for eight years. Mr. Carano has served as chairman of the board of directors of the Airport Authority of Washoe County and is a member of the board of the Reno-Sparks Convention & Visitors Authority. He is also presently Secretary of Recreational Enterprises, Inc. From 1977 to 1983, Mr. Carano was a quarterback for the Dallas Cowboys football team. Eldorado Resorts LLC, the owner of Eldorado Hotel & Casino, and Recreational Enterprises, Inc. are affiliates of the Partnership and Capital.

Bruce C. Sexton. Mr. Sexton has been the Assistant General Manager of Silver Legacy and Vice President of Capital since June 2006. From January 1995 to June 2006, Mr. Sexton was the Chief Financial Officer or Director of Finance and Administration of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership. He was Treasurer of Capital from its incorporation in August 2001, and its Chief Accounting and Financial Officer from November 2001 to June 2006. Mr. Sexton began working at the Circus Circus Hotel and Casino in Reno in 1978 as chief accountant and, before joining Silver Legacy, held the position of Controller at that property for eight years. Circus Circus Hotel and Casino is an affiliate of the Partnership and Capital.

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

Gene R. Carano. Mr. Carano has been a member of the executive committee of the Partnership since December 2000 and a director of Capital since November 2001. Since June 2007, he has been the General Manager of Eldorado Hotel & Casino, a position he previously held between 1998 and June 2002. Mr. Carano served as Assistant General Managers of Eldorado Hotel & Casino from July 2002 to June 2007. In addition, he has served as Vice President of Eldorado Resorts LLC or its predecessor since 1993, the Secretary of Eldorado Resorts LLC from June 1996 to June 2007, and Vice President of Recreational Enterprises, Inc. since 1983. From 1993 until July 1998, Mr. Carano served as a Co-General Manager of Eldorado Hotel & Casino and served as its Director of Gaming. Prior to joining Eldorado Resorts LLC, Mr. Carano held various positions at another major casino in northern Nevada, including slot floor supervisor and pit boss. Eldorado Resorts LLC, the owner of Eldorado Hotel & Casino, and Recreational Enterprises, Inc. are affiliates of the Partnership and Capital. Mr. Carano was selected to serve as a member of the executive committee of the Partnership due to his extensive industry knowledge and leadership experience, including his experience in numerous executive and senior management positions at casino and gaming companies.

Robert M. Jones. Mr. Jones has been a member of the executive committee of the Partnership since November 1995 and a director of Capital since November 2001. He has been the Chief Financial Officer of Eldorado Resorts LLC or its predecessor since 1989. Prior to joining Eldorado Resorts LLC in 1984, Mr. Jones spent fourteen years in public accounting, ten of which were as an audit principal with the international accounting firm of Arthur Young & Company. Mr. Jones is a former Certified Public Accountant. Eldorado Resorts LLC is an affiliate of the Partnership and Capital. Mr. Jones was selected to serve as a member of the executive committee of the Partnership due to his extensive industry knowledge and leadership experience, including his experience as a principal financial officer of Eldorado Resorts LLC and his background at a major international accounting firm.

James J. Murren. Mr. Murren has been a member of the executive committee of the Partnership and a director of Capital since November 2007 and President of Galleon since December 2008. Mr. Murren has served as Chairman and Chief Executive Officer of MGM Resorts International since December 2008 and as President since December 1999. He has served as Chief Operating Officer of MGM Resorts International from August 2007 to December 2008, Chief Financial Officer from January 1998 to August 2007, and Treasurer from November 2001 to August 2007. Mr. Murren is also a member of the Board of Directors of Delta Petroleum Corporation. MGM Resorts International is an affiliate of the Partnership and Capital. Mr. Murren was selected to serve as a member of the executive committee of the Partnership due to his extensive industry knowledge and leadership experience, including his experience in various executive positions at public gaming companies.

Corey I. Sanders. Mr. Sanders has been a member of the executive committee of the Partnership and a director of Capital since February 2010. Mr. Sanders has served as the Chief Operating Officer for MGM Resorts International since September 2010. He served as the Chief Operating Officer for the Core Brand Properties of MGM Resorts International from August 2009 to September 2010. Previously, Mr. Sanders served as Executive Vice President of operations for MGM Resorts International since August 2007. Mr. Sanders held the position of Executive Vice President and Chief Financial Officer for MGM Grand Resorts from April 2005 to August 2007. Mr. Sanders served as Executive Vice President and Chief Financial Officer for MGM Grand from August 1997 to April 2005. MGM Resorts International is an affiliate of the Partnership and Capital. Mr. Sanders was selected to serve as a member of the executive committee of the Partnership due to his extensive industry knowledge and leadership experience, including his experience in various executive and senior management positions at public gaming companies.

Donald D. Thrasher. Mr. Thrasher has been a member of the executive committee of the Partnership and a director of Capital since December 2009 and was appointed as a member of the Partnership’s audit committee in February 2010. Mr. Thrasher has served as President and Chief Operating Officer of Circus Circus Las Vegas since August 2009 and additionally has oversight responsibilities for Circus Circus Reno, Gold Strike-Jean, and Railroad Pass, all of which are located in Nevada. Mr. Thrasher held the position of Vice President and General Manager of Circus Circus Las Vegas from April 1998 until August 2009. Mr. Thrasher is a Certified Public Accountant. MGM Resorts International, the owner of Circus Circus Las Vegas, Circus Circus Reno and Railroad Pass, is an affiliate of the Partnership and Capital. Mr. Thrasher was selected to serve as a member of the executive committee of the Partnership due to his extensive industry knowledge and leadership experience, including his experience in various executive and senior management positions and his background in accounting.

Daniel J D’Arrigo. Mr. D’Arrigo has been Treasurer of Galleon since September 2009. Mr. D’Arrigo has served as Executive Vice President and Chief Financial Officer of MGM Resorts International since August 2007 and Treasurer since September 2009. He served as Senior Vice President—Finance of MGM Resorts International from February 2005 to

August 2007 and as Vice President—Finance of MGM Resorts International from December 2000 to February 2005. MGM Resorts International and Galleon are affiliates of the Partnership and Capital.

John M. McManus. Mr. McManus has been Secretary of Galleon since December 2009 and previously served as Assistant Secretary of Galleon from July 2009 until December 2009. Mr. McManus has served as Executive Vice President, General Counsel and Secretary of MGM Resorts International since July 2010. He served as Senior Vice President, Acting General Counsel and Secretary of MGM Resorts International from December 2009 to July 2010. He served as Senior Vice President, Deputy General Counsel and Assistant Secretary of MGM Resorts International from September 2009 to December 2009. He served as Senior Vice President, Assistant General Counsel and Assistant Secretary of MGM Resorts International from July 2008 to September 2009. He served as Vice President and General Counsel for CityCenter’s residential and retail divisions from January 2006 to July 2008. Prior thereto, he served as General Counsel or Assistant General Counsel for various operating subsidiaries of MGM Resorts International from May 2001 to January 2006. MGM Resorts International is an affiliate of the Partnership and Capital.

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

A printed copy of the code of ethics will be delivered on request by writing to the corporate treasurer at Silver Legacy Resort Casino, c/o Corporate Treasurer, 407 North Virginia Street, Reno, Nevada 89501.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Compensation Program

Under the terms of the Partnership’s partnership agreement, the executive committee of the Partnership determines the compensation of the general manager, who is the Partnership’s chief executive officer (“CEO”), and the controller, who is the Partnership’s chief financial officer and accounting officer (“CFO”). The Partnership does not have a separate compensation committee. With the exception of the compensation of the CEO and CFO, which requires the executive committee’s approval, the CEO has responsibility for fixing the compensation of the other named executive officers. The Partnership’s executive committee approves any new elements or significant changes to the existing compensation program. In 2010, the Partnership did not grant any plan-based awards. The Partnership does not have publicly traded equity. Accordingly, it does not award any equity-based compensation or utilize any equity-based guidelines in determining the compensation of its named executive officers. There are currently no employment contracts with any of the named executive officers.

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

Executive Compensation Components

During the year ended December 31, 2010, the components of compensation for the Partnership’s named executive officers, as well as a summary of the reasons why the named executive officers were paid such components, were as follows:

Component of Compensation	Principal Reason(s) for Paying Such Component

Base Salary	Provide a fixed level of cash compensation in consideration of performing day-to-day responsibilities Provide consistent income security at competitive levels to encourage sustained performance

Health and Life Insurance	Attract and retain executive talent by providing competitive insurance programs and coverage levels

Retirement Benefits	Provide minimum levels of income security for retirement

Perquisites and Other Personal Benefits	Enhance productivity by providing reasonable and customary perquisites and other personal benefits

Base Salary

The Partnership’s original executive committee approved the compensation amounts for Gary Carano, the Partnership’s CEO, and Glenn Carano, the Partnership’s Executive Director of Marketing, when the Partnership was established in 1995. Their base salaries were determined taking into account their extensive knowledge of the Reno market and prior experience in the operation of the adjoining Eldorado Hotel & Casino, which is majority-owned by members of the Carano family, over a period of more than 15 years. The base salaries paid to these two individuals have not changed since 1995 other than a reduction of their base salaries applied across the board to the compensation of all salaried employees, discussed under “Cost Savings Actions”.

The salaries paid in 2010 to the other two named executive officers, Bruce Sexton, the Partnership’s Assistant General Manager, and Stephanie Lepori, the Partnership’s CFO, were determined by the CEO, and approved by the Executive Committee in the case of Stephanie Lepori, on a subjective basis taking into account the salaries for comparable positions at the adjoining properties of our affiliates, Eldorado Hotel & Casino and Circus Circus Hotel-Casino, and other available compensation comparables within our market (and reduced by the aforementioned reduction of the salaries of all salaried employees). In determining their salaries, consideration of his or her responsibility and experience were also taken into account.

All of the salaries of the named executive officers were paid in cash. With the exception of the salaries of Gary Carano and Glenn Carano, salary levels are typically considered annually as part of the Partnership’s performance review process as well as upon a promotion or other change in job responsibility. Any merit based increase in salary is based on a subjective evaluation that, in addition to the factors discussed earlier, takes into account the individual’s performance.

Bonuses

The Partnership’s Chief Executive Officer, along with the Partnership’s executive committee, determined to continue to pay no bonuses in 2010 based on the Partnership’s financial results in 2010.

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

Perquisites and Other Personal Benefits

The Partnership provides limited perquisites intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some perquisites may include a personal as well as a business element. In 2010, the perquisites provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events.

Cost Savings Actions

Based on the current recession which began to impact the Partnership’s financial performance in the latter half of 2008, the Partnership implemented various cost savings measures in February of 2009 that impacted the Partnership’s overall compensation program. Effective February 15, 2009, the salary of each salaried employee, including each named executive officer, was reduced by three percent and the matching contribution offered under the Partnership’s 401(k) savings plan was suspended in February 2009. Additionally, salary increases for management employees were suspended at the same time. Annual merit increases were reinstituted in March 2010 with a maximum set at 1.5%. Bruce Sexton and Stephanie Lepori each received an annual merit increase of 1.5% in 2010.

COMPENSATION COMMITTEE REPORT

The following report of the Executive Committee does not constitute “soliciting material” and should not be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that such report is specifically incorporated by reference into such filing.

The executive committee of the Partnership, which functions in a manner similar to the board of directors of a corporation and does not have a separate compensation committee, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of the Securities and Exchange Commission’s Regulation S-K with management. Based on the review and discussions referred to in the preceding sentence, the Partnership’s executive committee has recommended that the Compensation Discussion and Analysis be included in this annual report on Form 10-K for the year ended December 31, 2010.

Respectfully submitted by the members of the executive committee.

THE EXECUTIVE COMMITTEE Gene R. Carano Robert M. Jones James J. Murren Corey I. Sanders Donald D. Thrasher

Summary Compensation Table

The following table summarizes the total compensation paid to or earned by each of the Partnership’s named executive officers for the years ended December 31, 2010, 2009 and 2008. During the years ended December 31, 2010, 2009 and 2008, none of the directors or officers of Capital received any remuneration for their services in those capacities.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1) ($)	All Other Compensation (2) ($)		Total ($)
Gary L. Carano	2010	388,000	—	284,956	132	(3)	673,088
General Manager of Silver Legacy and Chief Executive Officer of the Partnership	2009 2008	389,500 400,000	— —	582,334 30,392	13,180 16,688		985,014 447,080

Glenn T. Carano	2010	388,000	—	182,183	21,342	(4)	591,525
Executive Director of Marketing of Silver Legacy and Secretary of the Partnership	2009 2008	389,500 400,000	— —	306,505 19,982	33,437 36,767		729,442 456,749

Bruce C. Sexton	2010	220,160	—	107,147	132	(5)	327,439
Assistant General Manager of Silver Legacy	2009 2008	219,094 225,000	— —	131,587 72,161	413 2,373		351,094 299,534

Stephanie D. Lepori	2010	149,577	—	—	132	(6)	149,709
Chief Financial Officer of Silver Legacy and Controller and Chief Accounting and Financial Officer of the Partnership	2009 2008	150,931 155,000	— —	— —	277 1,286		151,208 156,286

(1)	This column sets forth the change in pension value in 2010, 2009 and 2008 for each of the names executive officers participating in the SERP. The value for each year was calculated as the difference between the present value of the names officer’s accrued benefit as of the end of the year, less the value calculated as of the end of the prior year. The present values were calculated using the same discount rate and mortality table that were used in our financial disclosures on those dates. Stephanie Lepori is not covered by the SERP.
(2)	The Partnership provides limited perquisites and personal benefits intended to serve specific business needs such as the entertainment of significant customers or other individuals doing business with the Partnership; however, it is understood that some may be used for personal reasons as well. In 2010 the perquisites and personal benefits provided to the Partnership’s named executive officers consisted of dues for country club memberships, executive medical physicals, complimentary personal meals, and complimentary personal tickets for various events. The incremental cost to the Partnership of the perquisites and personal benefits received by Glenn Carano during each year and Gary Carano in 2009 and 2008 are included in the table. The value of the perquisites and personal benefits received by each of the two other named executive officers in each year and Gary Carano in 2010 is not included in the table because the perquisites and personal benefits received by each of these individuals involved an aggregate incremental cost to the Partnership of less than $10,000. The incremental cost to the Partnership of each perquisite and personal benefit is intended to capture the entire cost to the Partnership of the benefit less any amount which would have otherwise been incurred had the perquisite or benefit not been received.
(3)	Includes $132 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Gary Carano.

(4)	Includes $132 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Glenn Carano and $21,210 of perquisites and personal benefits received in 2010. These perquisites and personal benefits include golf membership dues for which the Partnership incurred a cost of $19,684 in 2010, representing the full amount of dues paid by the Partnership on account of Glenn Carano’s golf membership.
(5)	Includes $132 in premiums paid by the Partnership for life and accidental death insurance for the benefit of Bruce Sexton.
(6)	Includes $132 and in premiums paid by the Partnership for life and accidental death insurance for the benefit of Stephanie Lepori.

Pension Benefits

The Partnership offers the SERP to five of its current employees, including three of its named executive officers, to provide each participating employee a targeted income on retirement relative to the employee’s highest annual compensation (base salary and bonus) amount within the last five full calendar years preceding retirement. The plan is unfunded and is not qualified for tax purposes. Also, the participants’ benefits are subject to the claims of general creditors should the Partnership become insolvent.

Depending on a participating named executive officer’s tier and years of service, the following percentages are applied to his highest annual compensation (base salary and bonus) amount within the last five full calendar years preceding retirement to determine the annual benefit payable upon retirement at or after age 60:

Years of Service (1)	Tier I (2)	Tier II (3)	Tier III
	Applicable Percentage
Less than four (4)	0%	0%	0%
Four (4), but less than (6)	20	15	5
Six (6), but less than eight (8)	25	20	10
Eight (8), but less than ten (10)	30	25	15
Ten (10), but less than twelve (12)	40	30	20
Twelve (12), but less than fourteen (14)	50	35	25
Fourteen (14) or more	60	40	30

(1)	Each participating named executive officer had 16 years of service at December 31, 2010.
(2)	Gary Carano is a Tier I participant.
(3)	Glenn Carano and Bruce Sexton are Tier II participants.

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

The following table sets forth for each named executive officer information with respect to the SERP as of December 31, 2010:

Pension Benefits

As of December 31, 2010

Name (a)	Plan Name (b)	Number of Years of Credited Service (c)	Present Value of Accumulated Benefit (1) (d)	Payments During Last Fiscal Year (e)
Gary L. Carano	Silver Legacy Supplemental Executive Retirement Plan	16	$2,000,110	—

Glenn T. Carano	Silver Legacy Supplemental Executive Retirement Plan	16	$1,126,013	—

Bruce C. Sexton	Silver Legacy Supplemental Executive Retirement Plan	16	$723,694	—

Stephanie D. Lepori (2)	—	—	—	—

(1)	The accumulated benefit is based on years of service and annual compensation (base salary and bonus) for the period through December 31, 2010. The present value is calculated assuming the benefit commences at normal retirement age 65 and that the benefit is payable for life. It is also based on the assumptions included in the accompanying footnotes to the financial statements. As described in these footnotes, the assumed interest rate is 5.05%. If the assumed retirement age were changed to age 60, the present value for each of the named executive officers would instead be $2,901,894, $1,632,603, and $1,049,671 for Gary Carano, Glenn Carano and Bruce Sexton, respectively. The post-retirement mortality assumption is based on RP2000-Mortality Table-Projected 11 Years Using Projection Scale AA. All of the participating named executive officers were vested in the SERP as of December 31, 2010.
(2)	Stephanie Lepori is not covered by the SERP.

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

Potential Payments upon Termination or Change in Control

The following table sets forth for each named executive officer the respective amounts would be payable pursuant to the SERP upon the event of a termination or change in control, assuming the termination or change in control event occurred on December 31, 2010. No potential payments, other than those listed below with respect to the SERP, would be made to any named executive officer under any contract, agreement, plan or arrangement in the event of a termination or change in control.

Name (a)	Lump-Sum Payable Upon Death (b)	Annual Income Payable Upon Disability (Beginning at Age 55) (c)	Annual Income Payable for Life Upon Voluntary Termination (Beginning at Age 60) (d)	Amount Payable Upon Termination for Cause (e)
Gary L. Carano	$1,752,183	$240,000	$240,000	—
Glenn T. Carano	$955,544	$160,000	$160,000	—
Bruce C. Sexton	$628,229	$91,079	$91,079	—
Stephanie D. Lepori (1)	—	—	—	—

(1)	Stephanie Lepori is not covered by the SERP.

Director Compensation

None of the members of the Partnership’s executive committee, which functions in a manner similar to a board of directors of a corporation, the executive officer or director of our managing partner, Galleon, or the members of the board of directors of Capital or its executive officers is compensated by the Partnership or Capital for his services in these capacities. The perquisites and personal benefits received by each member of the executive committee who received perquisites or personal benefits in 2010, 2009, and 2008, consisting of complimentary personal meals and tickets for various events, involved an aggregate incremental cost to the Partnership in each such year of less than $10,000.

Compensation Policies and Practices and Risk Management

In establishing and reviewing our executive compensation program, the Partnership’s executive committee and the CEO review whether the program encourages or facilitates excessive risk-taking conduct. The executive committee and the CEO have concluded that the program does not encourage or facilitate such behavior. Executive base salaries are fixed and do not encourage improper risk-taking. Gary Carano and Glenn Carano have not had their base salaries raised since 1995 and, effective February 15, 2009, the salary of each salaried employee, including each named executive officer, was reduced by three percent and the matching contribution offered under the Partnership’s 401(k) savings plan was suspended in February 2009. Additionally, salary increases for management employees were suspended at the same time.

Annual merit increases were reinstituted in March 2010 with a maximum set at 1.5%, but no bonuses were paid in 2010 based on the Partnership’s financial results in 2010.

The Partnership’s executive committee and management have also reviewed our compensation programs for employees generally and concluded that these programs do not create risks that are likely to have a material adverse effect on our business or operations. We believe that we have implemented the appropriate mix of competitive compensation components to ensure we retain quality employees and contribute to our overall success.

Compensation Committee Interlocks and Insider Participation

The compensation of the Partnership’s CEO and CFO is determined by the Partnership’s executive committee, and the compensation of the Partnership’s other executives is determined by the Partnership’s CEO. The only individuals who served on the Partnership’s executive committee during the year ended December 31, 2010 were Gene R. Carano, Robert M. Jones, James J. Murren, Corey I. Sanders and Donald D. Thrasher, each of whom is currently an executive committee member. None of the individuals who served on the executive committee during 2010 is or has ever been an officer or employee of the Partnership or any subsidiary of the Partnership, including Capital.

During the year ended December 31, 2010, Gary L. Carano, the Partnership’s Chief Executive Officer, served on the Board of Managers of Eldorado Resorts LLC, and Gene R. Carano, Vice President of Eldorado Resorts LLC, served on the Partnership’s executive committee.

Transactions with Related Persons

Three-Property Payments. Registered hotel guests at Silver Legacy have the ability to charge to their hotel rooms the costs incurred at the restaurants and shops located within Circus Circus Hotel and Casino, Eldorado Hotel & Casino and Silver Legacy. In addition, registered hotel guests at the Circus Circus Hotel and Casino and the Eldorado Hotel & Casino may charge costs incurred at Silver Legacy outlets to their hotel rooms. Any of these charges that are incurred by a paying guest are paid by the guest when he or she checks out and Silver Legacy remits to the other two properties, and the other two properties remit to Silver Legacy, the respective amounts collected for charges incurred at the other properties. In the case of registered guests who are provided room, food, beverage and other services on a complimentary basis, the property where the guest is registered pays the other property the respective amounts of any charges to the guest’s room for services provided on a complimentary basis by the other property. The following table sets forth for the year ended December 31, 2010, the respective amounts paid for such complimentary charges by Silver Legacy to the Circus and Eldorado properties and the respective amounts received by Silver Legacy from the Circus and Eldorado properties.

Payor	Payee	Amount
Silver Legacy	Circus Circus	$—
Silver Legacy	Eldorado	25,100
Circus Circus	Silver Legacy	600
Eldorado	Silver Legacy	900

The Eldorado Hotel & Casino is owned by Eldorado Resorts LLC, which is 51.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

James J. Murren has been an executive officer of MGM Resorts International since 1998 which acquired Mandalay Resort Group on April 25, 2005 and, as a result of such acquisition, now owns and operates the Circus Circus Hotel and Casino through a wholly owned subsidiary. Corey I. Sanders has since 2007 been an executive officer of MGM Resorts International. Gene R. Carano is currently General Manager of Eldorado Hotel & Casino and was their general manager from 1998 through 2002. In addition, he has served as Vice President of the Eldorado Resorts LLC or its predecessor since 1993 and, since July 1996, he and Robert M. Jones have been executive officers of Eldorado Resorts LLC, which owns 96% of ELLC.

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

No payments were made to the Partnership’s partners during the year ended December 31, 2010. ELLC is 96% owned by Eldorado Resorts LLC, which is 51.0% owned directly or indirectly by members of the Carano family, including Gary L. Carano, the Partnership’s Chief Executive Officer, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee.

Recreational Enterprises, Inc. From time to time, Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the year ended December 31, 2010, the Partnership paid $24,800 for such services. We believe the terms on which we have utilized this service are at least as favorable to us as those that would be available from an unrelated third party. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 47.8% of Eldorado Resorts LLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Secretary of the Partnership, and Gene R. Carano, a member of the Partnership’s executive committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns an approximately 49.5% interest in REI.

Sierra Adventure Equipment Leasing, Inc. From time to time, Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht during the year ended December 31, 2010 were based on a flat rate per trip of $3,000 ($2,500 if the trip was shared with our partner, ELLC) and totaled $7,500. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC. Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the year ended December 31, 2010 totaled $52,200.

In October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $131,000 during the year ended December 31, 2010. We believe the terms on which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the year ended December 31, 2010, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $54,400. ELLC, which owns 50% of the Partnership, is 96% owned by Eldorado Resorts LLC.

In April 2008, the Partnership and Eldorado Resort LLC began combining certain back-of-the-house and administrative departmental operations including purchasing, advertising, information systems, surveillance and various shared management positions of the Eldorado Hotel & Casino and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2010, the Partnership reimbursed Eldorado Resorts LLC $647,300 for the Partnership’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado Hotel & Casino, and Eldorado Resorts LLC reimbursed the Partnership $249,500 for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

MGM Resorts International. Silver Legacy utilizes 235 spaces in the parking garage at Circus Circus Hotel and Casino-Reno. The spaces are utilized to provide parking for employees of Silver Legacy. In consideration for its use of the spaces, the

Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $5,000 per month. In May 2009, the Partnership also began utilizing an uncovered parking lot located adjacent to Circus Circus Hotel and Casino-Reno for oversize vehicles. In consideration for its use of the space, the Partnership pays Circus Circus Hotel and Casino-Reno rent in the amount of $800 per month. Although there is no agreement obligating the Partnership to continue utilizing the spaces or entitling it to do so, it is anticipated that the Partnership will continue this agreement for the foreseeable future. The Circus Circus Hotel and Casino is owned by a wholly owned subsidiary of MGM Resorts International.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Shown below is certain information with respect to beneficial ownership, as that term is defined in Rule 13d-3 of the Securities Exchange Act of 1934, of the voting securities of Capital and the Partnership.

Capital

Title of Class	Name and Address	Percent of Class
Common Stock	Circus and Eldorado Joint Venture 407 North Virginia Street, Reno, Nevada 89501	100%

The Partnership

The Partnership is a joint venture in the form of a general partnership in which Galleon, Inc., a wholly owned subsidiary of MGM Resorts International and the Partnership’s managing partner, and Eldorado Limited Liability Company, a 96% owned subsidiary of Eldorado Resorts LLC, each owns a 50% equity interest.

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

Percentage of Partnership Interest in Circus and Eldorado Joint Venture
Galleon, Inc.(1)	50%
Eldorado Limited Liability Company(2)	50%
MGM Resorts International(1)	50%
Eldorado Resorts LLC(2)	50%
Donald L. Carano(3)	—
Gary L. Carano(3)	—
Glenn T. Carano(3)	—
Bruce C. Sexton(3)	—
Stephanie D. Lepori(3)	—
Gene R. Carano(3)	—
Robert M. Jones(3)	—
James J. Murren(3)	—
Corey I. Sanders(3)	—
Donald D. Thrasher(3)	—
Daniel J. D’Arrigo(3)	—
John M. McManus(3)	—
All executive officers and executive committee members of the Partnership, as a group	—
All executive officers and directors of Capital, as a group	—

(1)	Galleon, Inc. is a wholly owned subsidiary of MGM Resorts International. Under Rule 13d-3 of the Securities Exchange Act of 1934, MGM Resorts International may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Galleon, Inc. by virtue of its ownership of Galleon, Inc. The address of Galleon, Inc. and MGM Resorts International is 3600 Las Vegas Boulevard South, Las Vegas, Nevada 89109.

(2)	Eldorado Limited Liability Company is a 96% owned subsidiary of Eldorado Resorts LLC. Under Rule 13d-3 of the Securities Exchange Act of 1934, Eldorado Resorts LLC may be deemed to be an indirect beneficial owner of the interest in the Partnership owned by Eldorado Limited Liability Company by virtue of direct and/or indirect controlling interests in Eldorado Limited Liability Company. The address of Eldorado Limited Liability Company and Eldorado Resorts LLC is P.O. Box 3399, Reno, Nevada 89505.

(3)	The mailing address of this person is c/o Silver Legacy Resort Casino, 407 North Virginia Street, Reno, Nevada 89501.

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

Unless otherwise agreed by Galleon, Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, or an affiliate controlled by Donald L. Carano or a member of his immediate family acceptable to Galleon, which acceptance may not be unreasonably withheld, is required to be the manager of and control ELLC (or, if applicable, any entity that is a permitted transferee and to which ELLC has transferred its interest in the Partnership). Unless otherwise agreed by ELLC, which may not be unreasonably withheld, Galleon (or, if applicable, any entity that is a permitted transferee and to which Galleon has transferred its interest in the Partnership) is required to be controlled by Mandalay Resort Group, a wholly owned subsidiary of MGM Resorts International. In the event the limitation in this paragraph with respect to either partner is breached, the other partner will have the right (but not be required) to exercise the buy-sell provisions described below.

Incorporated herein by reference is the information concerning our partners’ pledges of their interests in the Partnership to secure the repayment of the indebtedness incurred pursuant to our 10 1/8% mortgage notes included under the caption “10 1/8% Mortgage Notes” in our Management’s Discussion and Analysis of our Financial Condition and Results of Operations included in Item 7 of this report.

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

The following table summarizes amounts billed by our auditors, Deloitte & Touche LLP, for accounting fees and services for the years ended December 31, 2010 and 2009.

	2010	2009
Audit fees	$158,000	$161,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Audit fees include the aggregate fees billed for professional services rendered for the audit of our annual financial statements and the review of financial statements included in our quarterly reports on Form 10-Q.

We have an established policy which requires the prior approval by our audit committee of any services provided by our auditors, Deloitte & Touche LLP. All of the services provided by Deloitte & Touche LLP for 2010 and 2009 were approved by our audit committee in accordance with our prior approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements:

Incorporated by reference in Item 8 of this annual report and included on pages 51 through 65 hereof are the following consolidated financial statements of Circus and Eldorado Joint Venture and Silver Legacy Capital Corp. and the report thereon of independent registered public accounting firm:

Report of Independent Registered Public Accounting Firm,

Consolidated Balance Sheets at December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

(a)(2)	Supplemental Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Years ended December 31,
	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
2010 Allowance for doubtful accounts	$783	$267	$436	$614
2009 Allowance for doubtful accounts	1,198	449	864	783
2008 Allowance for doubtful accounts	1,367	578	747	1,198

(a)(3)     The following exhibits are filed as part of this annual report or incorporated herein by reference:

Exhibit Number	Description

3.1	Articles of Incorporation of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.2	Bylaws of Silver Legacy Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

3.3	Amended and Restated Agreement of Joint Venture of Circus and Eldorado Joint Venture between Eldorado Limited Liability Company and Galleon, Inc. (Incorporated by reference to Exhibit 3.3 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

4.1	Indenture, dated as of March 5, 2002, among the Registrants and The Bank of New York, with respect to the 10 1/8% Mortgage Notes due 2012 (Incorporated by reference to Exhibit 10.10.1 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

4.2	Intercreditor Agreement, dated as of March 5, 2002, among Bank of America, N.A., as administrative agent, The Bank of New York, as trustee, and the Registrants (Incorporated by reference to Exhibit 10.9.9 to the Annual Report of Eldorado Resorts LLC and Eldorado Capital Corp. (Commission File No. 333-11811) on Form 10-K for the year ended December 31, 2001)

10.1*	Silver Legacy Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.1 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

14.1	Financial Code of Ethics (Incorporated by reference to Exhibit 14 to the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2003—Commission File Nos. 333-87202 and 333-87202(01))

21.1	Subsidiaries of Registrants (Incorporated by reference to Exhibit 21 to the Registrants’ Form S-4 Registration Statement—Commission File Nos. 333-87202 and 333-87202(01))

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Dated: March 31, 2011	By:	/S/ Gary L. Carano

Gary L. Carano, Chief Executive Officer

SILVER LEGACY CAPITAL CORP.

Dated: March 31, 2011	By:	/S/ Gary L. Carano

Gary L. Carano, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/S/ Gary L. Carano Gary L. Carano	Chief Executive Officer of Circus and Eldorado Joint Venture and President and Chief Executive Officer of Silver Legacy Capital Corp. (Principal Executive Officer of each Registrant)	March 31, 2011

/S/ Stephanie D. Lepori Stephanie D. Lepori	Controller and Chief Accounting and Financial Officer of Circus and Eldorado Joint Venture and Treasurer and Chief Accounting and Financial Officer of Silver Legacy Capital Corp. (Principal Accounting Officer and Principal Financial Officer of each Registrant)	March 31, 2011

/S/ Gene R. Carano Gene R. Carano	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2011

/S/ Robert M. Jones Robert M. Jones	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2011

/S/ James J. Murren James J. Murren	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2011

/S/ Corey I. Sanders Corey I. Sanders	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2011

/S/ Donald D. Thrasher Donald D. Thrasher	Member of the Executive Committee of Circus and Eldorado Joint Venture and Director of Silver Legacy Capital Corp.	March 31, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Circus and Eldorado Joint Venture
(doing business as Silver Legacy Resort Casino) :

We have audited the accompanying consolidated balance sheets of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary (collectively, the “Joint Venture”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the consolidated financial statement schedule of Valuation and Qualifying Accounts included in Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Circus and Eldorado Joint Venture (doing business as Silver Legacy Resort Casino) and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada

March 31, 2011

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

(In thousands)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,654	$35,042
Accounts receivable, net	2,458	2,583
Inventories	2,013	1,947
Prepaid expenses and other	2,692	2,638

Total current assets	38,817	42,210
PROPERTY AND EQUIPMENT, NET	229,119	234,886
OTHER ASSETS, NET	7,315	7,170

Total Assets	$275,251	$284,266

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,493	$4,520
Accrued interest	4,819	4,820
Accrued and other liabilities	9,198	9,079

Total current liabilities	18,510	18,419
LONG-TERM DEBT	142,735	142,679
OTHER LONG-TERM LIABILITIES	8,176	7,630

Total liabilities	169,421	168,728

COMMITMENTS AND CONTINGENCIES (Note 10)
PARTNERS’ EQUITY	105,830	115,538

Total Liabilities and Partners’ Equity	$275,251	$284,266

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
OPERATING REVENUES:
Casino	$67,397	$68,767	$74,834
Rooms	31,009	31,009	36,551
Food and beverage	31,365	31,871	34,966
Other	7,622	7,939	9,654

	137,393	139,586	156,005
Less: promotional allowances	(16,764)	(17,482)	(16,530)

Net operating revenues	120,629	122,104	139,475

OPERATING EXPENSES:
Casino	35,712	36,791	39,909
Rooms	9,471	9,484	10,937
Food and beverage	21,311	21,002	24,614
Other	5,529	5,022	7,107
Selling, general and administrative	27,665	28,977	32,302
Depreciation	15,749	16,414	15,642
Change in fair value of life insurance contracts	(589)	(693)	1,528
Loss on disposition of assets	391	100	94

Total operating expenses	115,239	117,097	132,133

OPERATING INCOME	5,390	5,007	7,342

OTHER (INCOME) EXPENSE:
Interest expense	14,995	15,338	16,895
Interest income	(11)	(61)	(775)
Gain on early retirement of debt	—	(5,546)	—

Total other expense	14,984	9,731	16,120

NET LOSS	$(9,594)	$(4,724)	$(8,778)

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2008	$64,375	$74,375	$138,750
Comprehensive loss:
Net loss	(4,389)	(4,389)	(8,778)
Other comprehensive income minimum pension liability adjustment	253	253	506

Total comprehensive loss	(4,136)	(4,136)	(8,272)
Partners’ distributions	(5,000)	(5,000)	(10,000)

Balance, December 31, 2008 (1)	55,239	65,239	120,478

Comprehensive loss:
Net loss	(2,362)	(2,362)	(4,724)
Other comprehensive income minimum pension liability adjustment	(108)	(108)	(216)

Total comprehensive loss	(2,470)	(2,470)	(4,940)

Balance, December 31, 2009 (2)	52,769	62,769	115,538

Comprehensive loss:
Net loss	(4,797)	(4,797)	(9,594)
Other comprehensive income minimum pension liability adjustment	(57)	(57)	(114)

Total comprehensive loss	(4,854)	(4,854)	(9,708)

BALANCE, December 31, 2010 (3)	$47,915	$57,915	$105,830

(1)	Balances include Accumulated Other Comprehensive Income totaling ($432,000) comprised of ($216,000) each for Galleon, Inc. and ELLC.
(2)	Balances include Accumulated Other Comprehensive Income totaling ($648,000) comprised of ($324,000) each for Galleon, Inc. and ELLC.
(3)	Balances include Accumulated Other Comprehensive Income totaling ($762,000) comprised of ($381,000) each for Galleon, Inc. and ELLC.

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,594)	$(4,724)	$(8,778)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,749	16,414	15,642
Amortization	600	618	678
Loss on disposition of assets	391	100	94
Gain on early retirement of debt	—	(5,546)	—
Increase in accrued pension cost	432	796	990
Provision for doubtful accounts	(267)	(449)	578
(Increase) decrease in cash value of insurance policies in excess of premiums paid	(589)	(693)	1,528
Changes in current assets and current liabilities:
Accounts receivable	392	948	1,607
Inventories	(66)	73	200
Prepaid expenses and other	(84)	883	(449)
Accounts payable	(271)	(851)	321
Accrued interest	(1)	(581)	(12)
Accrued and other liabilities	119	(1,034)	80

Net cash provided by operating activities	6,811	5,954	12,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	67	9	148
Increase (decrease) in other assets	(179)	11	(840)
Purchase of property and equipment	(10,087)	(3,249)	(10,509)

Net cash used in investing activities	(10,199)	(3,229)	(11,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Debt issuance costs	—	(10)	(14)
Payments on retirement of long-term debt	—	(11,438)	—
Distributions to partners	—	—	(10,000)

Net cash used in financing activities	—	(11,448)	(10,014)

CASH AND CASH EQUIVALENTS:
Net decrease for the year	(3,388)	(8,723)	(8,736)
Balance, beginning of year	35,042	43,765	52,501

Balance, end of year	$31,654	$35,042	$43,765

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$14,461	$15,300	$16,228
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$729	$580	$117

The accompanying notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Basis of Presentation

Principles of Consolidation/Operations

Effective March 1, 1994, Eldorado Limited Liability Company (a Nevada limited liability company owned and controlled by Eldorado Resorts, LLC) (“ELLC”) and Galleon, Inc. (a Nevada corporation owned and controlled by MGM Resorts International and previously owned and controlled by Mandalay Resort Group (“Mandalay”) (“Galleon” and, collectively with ELLC, the “Partners”), entered into a joint venture agreement to establish Circus and Eldorado Joint Venture (the “Partnership”), a Nevada general partnership. The Partnership owns and operates a casino and hotel located in Reno, Nevada (“Silver Legacy”), which began operations on July 28, 1995. ELLC contributed land to the Partnership with a fair value of $25.0 million and cash of $26.9 million for a total equity investment of $51.9 million. Galleon contributed cash to the Partnership of $51.9 million to comprise their total equity investment. Each partner has a 50% interest in the Partnership.

On April 25, 2005, a wholly owned subsidiary of MGM Resorts International (“MGM”) was merged with and into Mandalay as a result of which Mandalay became a wholly owned subsidiary of MGM Resorts International. With the consummation of the merger, Galleon, Inc. became an indirect wholly-owned subsidiary of MGM Resorts International.

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160.0 million principal amount of 10 1/8% mortgage notes due 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership operates as one segment.

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

Certain Concentrations of Risk

The Partnership’s sole operations are in Reno, Nevada. Therefore, the Partnership is subject to risks inherent within the Reno market. To the extent that new casinos enter into the market or hotel room capacity is expanded, competition will increase. The Partnership may also be affected by economic conditions in the United States and globally affecting the Reno market or trends in visitation or spending in the Reno market.

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

Accounts Receivable and Credit Risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of casino accounts receivable. The Partnership issues markers to approved casino customers following background checks and assessments of creditworthiness. Trade receivables, including casino and hotel receivables, are typically non-interest bearing. Accounts are written off when management deems the account to be uncollectible. Recoveries of accounts previously written off are recorded when received. An estimated allowance for doubtful accounts is maintained to reduce the Partnership’s receivables to their carrying amount, which approximates fair value. The allowance is estimated based on specific review of customer accounts as well as historical collection experience and current economic and business conditions. Management believes that as of December 31, 2010, there are no significant concentrations of credit risk (See Note 2).

Inventories

Inventories consist of food and beverage, retail merchandise and operating supplies, and are stated at the lower of cost or market. Cost is determined primarily by the average cost method for food and beverage and operating supplies or the specific identification method for retail merchandise.

Property and Equipment

Property and equipment and other long-lived assets are stated at cost. Depreciation is computed using the straight-line method, which approximates the effective interest method over the estimated useful life of the asset as follows:

Estimated Service Life
(Years)
Building and other improvements	15-45
Furniture, fixtures, and equipment	3-15

Costs of major improvements are capitalized, while costs of normal repairs and maintenance that neither materially add to the value of the property nor appreciably prolong its life are expensed as incurred. Gains or losses on dispositions of property and equipment are included in the determination of operating income(loss).

The Partnership reviews its property and equipment and its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership then compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying amount of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying amount then an impairment is recorded based on the fair value of the asset, typically measured using a discounted cash flow model. If the asset is still under development, future cash flows include remaining construction costs. An estimate of undiscounted future cash flows produced by the asset is compared to the carrying value to determine whether an impairment exists. If it is determined that the asset is impaired based on expected undiscounted future cash flows, a loss, measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset, would be recognized. For assets to be disposed of, the Partnership recognizes the asset at the lower of carrying value or fair market value, less cost of disposal, as estimated based on comparable asset sales or solicited offers. As of December 31, 2010 and 2009, no events or changes in circumstances indicated that the carrying values of our long-lived assets may not be recoverable.

Revenue Recognition and Promotional Allowances

In accordance with industry practice, the Partnership recognizes as casino revenue the net win from gaming activities, which is the difference between gaming wins and losses. Hotel, food and beverage, and other operating revenues are recognized as services are performed. Advance deposits on rooms and advance ticket sales are recorded as accrued liabilities until services are provided to the customer. Gaming revenues are recognized net of certain cash sales incentives and free play. The retail value of food, beverage, rooms and other services furnished to customers on a complimentary basis is included in gross revenues and then deducted as promotional allowances. The Partnership rewards customers, through the use of our loyalty programs, with complimentaries based on amounts wagered or won that can be redeemed for a specified time period. The retail value of complimentaries is recorded as revenue and then is deducted as promotional allowances as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Food and beverage	$9,082	$9,359	$9,134
Rooms	5,764	5,565	4,622
Other	1,918	2,558	2,774

	$16,764	$17,482	$16,530

The estimated costs of providing such promotional allowances are included in casino expenses and consist of the following (in thousands):

	Years ended December 31,
	2010	2009	2008
Food and beverage	$6,358	$6,511	$6,477
Rooms	1,770	1,711	1,320
Other	1,585	2,003	2,244

	$9,713	$10,225	$10,041

Advertising

Advertising costs are expensed in the period the advertising initially takes place. Advertising costs included in selling, general and administrative expenses were $5.3 million, $5.4 million and $6.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Debt Issuance Costs

Debt issuance costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method to interest expense over the term of the related debt agreement.

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $139.0 million and $126.4 million as of December 31, 2010 and 2009, respectively.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) consists of revenues, expenses, gains and losses which do not affect net income (loss) under accounting principles generally accepted in the United States of America. Other comprehensive income (loss) for the years ended December 31, 2010, 2009 and 2008 includes an adjustment to the minimum pension liability and was computed as follows (in thousands):

	2010	2009	2008
Net loss	$(9,594)	$(4,724)	$(8,778)
Minimum pension liability adjustment	(114)	(216)	506

Comprehensive loss	$(9,708)	$(4,940)	$(8,272)

The reconciliation of accumulated other comprehensive income as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Accumulated other comprehensive income, beginning of year	$648	$432
Minimum pension liability adjustment	114	216

Accumulated other comprehensive income, end of year	$762	$648

Recently Issued Accounting Standards

The Partnership adopted various accounting standards during 2010, none of which had a material effect on its consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-16, Accruals for Casino Jackpot Liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Partnership expects to adopt the guidance in fiscal year 2011 and estimates the adjustment to retained earnings to be approximately $0.6 million.

Note 2. Accounts Receivable

Accounts receivable, net at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Casino receivables	$1,649	$1,798
Hotel receivables	1,102	1,322
Other receivables	321	246

	3,072	3,366
Less: allowance for doubtful accounts	(614)	(783)

Accounts receivable, net	$2,458	$2,583

The provision for bad debt expense for the years ended December 31, 2010, 2009 and 2008, was $0.3 million, $0.4 million and $0.6 million, respectively.

Note 3. Property and Equipment

Property and equipment at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Land and improvements	$28,405	$28,405
Building and other leasehold improvements	269,169	269,169
Furniture, fixtures, and equipment	104,935	106,278
Construction in progress	—	171

	402,509	404,023
Less: accumulated depreciation	(173,390)	(169,137)

Property and equipment, net	$229,119	$234,886

Substantially all property and equipment of the Partnership is collateralized by its long-term debt (see Note 6).

Note 4. Other Assets

Other assets, net at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
China, glassware and silverware	$210	$210
Debt issuance costs, net	631	1,174
Cash surrender value of life insurance policies	6,286	5,697
Other	188	89

	$7,315	$7,170

The initial inventory of china, glassware and silverware has been amortized to 50% of cost with the balance kept as base stock. Additional purchases of china, glassware and silverware are placed into inventory and expensed as used.

The Partnership incurred costs in connection with the issuance of its 10 1/8% mortgage notes due March 2012 and its bank credit facility (see Note 6). Debt issuance costs are capitalized when incurred and amortized to interest expense based on the related debt maturities using the straight-line method, which approximates the effective interest method. Debt issuance costs, net of amortization, related to the completed offering of the 10 1/8% mortgage notes included in other assets totaled $0.6 million and $1.2 million at December 31, 2010 and 2009, respectively. Accumulated amortization of the debt issuance costs were $5.7 million and $5.1 million at December 31, 2010 and 2009, respectively. The amortization of debt issuance costs included in interest expense was $0.6 million, $0.6 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Life insurance contracts are purchased to informally fund the Partnership’s Supplemental Executive Retirement Plan. Amounts included in other assets represent the cash surrender value of these life insurance contracts at December 31, 2010 and 2009 (see Note 9).

Note 5. Accrued and Other Liabilities

Accrued and other liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Accrued payroll and related	$1,524	$1,501
Accrued vacation	1,587	1,534
Accrued group insurance	618	631
Unclaimed chips and tokens	405	425
Accrued taxes	1,346	1,105
Advance room deposits	514	591
Progressive slot liability	1,463	1,739
Players’ club liability	419	618
Other	1,322	935

	$9,198	$9,079

Note 6. Long-Term Debt

Long-term debt at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
10 1/8% Mortgage Notes due 2012 (net of unamortized discounts of $65 and $121)	$142,735	$142,679
Less current portion	—	—

	$142,735	$142,679

Scheduled maturities of long-term debt are as follows at December 31, 2010 (in thousands):

2011	—
2012	142,735

$142,735

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

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and are senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets and a pledge by each of the Partners of all of its partnership interest in the Partnership. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. The Partnership is exploring various alternatives for refinancing its obligations under the Notes. There can be no assurance, however, that the Partnership will be able to refinance the Notes on terms that are acceptable to the Partnership, or at all. If the Partnership is unable to refinance its obligations with respect to the Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Notes, including foreclosing on the assets securing the Notes. If the Partnership is unable to refinance the Notes by March 1, 2012, it would have a material adverse effect on the Partnership’s business and its financial position.

Moreover, amounts outstanding under the Notes will be classified as “current obligations” for financial reporting purposes beginning March 31, 2011. In the event that the Partnership is unable to refinance such amounts by the time of the filing of its Annual Report on Form 10-K for the year ending December 31, 2011, it would affect the Partnership’s independent registered public accounting firm’s assessment of its ability to continue as a going concern, would have a material adverse effect on its consolidated financial position and would raise substantial doubt as to its ability to continue as a going concern.

The indenture relating to the Notes contains various restrictive covenants. The covenants require, and/or any covenants in any new credit facility we may secure may require, the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners or merge, consolidate or sell assets. As of December 31, 2010, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

Note 7. Other Long-term Liabilities

Other long-term liabilities at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Accrued SERP liability (1)	$7,414	$6,982
SERP additional minimum liability	762	648

	$8,176	$7,630

(1)	See Note 9 “Employee Retirement Plans”.

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

Silver Legacy has utilized an aircraft owned by Recreational Enterprises, Inc. (“REI”), for the purpose of providing air service to select customers. During the years ended December 31, 2010, 2009 and 2008, the Partnership paid $24,800, $17,400 and $33,900, respectively, for such services. Although there is no agreement obligating the Partnership to utilize the plane or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. REI, which owns 47.8% of ELLC, is owned by various members of the Carano family, including Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s Executive Committee, each of whom owns an approximately 10.1% beneficial interest in REI, and Donald L. Carano, the father of Gary, Glenn and Gene Carano, who owns approximately 49.5% interest in REI.

Silver Legacy’s marketing and sales departments have utilized a yacht owned by Sierra Adventure Equipment Leasing, Inc. (“Sierra Leasing”) at a flat rate per trip of $3,000 ($2,500 if the trip was shared with our Partner, ELLC) for various promotional events. The payments made by the Partnership to Sierra Leasing for the use of the yacht totaled $7,500, $2,500 and $5,000 during 2010, 2009 and 2008, respectively. Although there is no agreement obligating the Partnership to utilize the yacht or entitling it to do so, it is anticipated that the Partnership will continue to utilize this service from time to time in the future on terms mutually acceptable to the parties. Sierra Leasing is owned by Donald L. Carano, the father of Gary L. Carano, Silver Legacy’s General Manager, Glenn T. Carano, Silver Legacy’s Executive Director of Marketing, and Gene R. Carano, a member of the Partnership’s executive committee.

Eldorado Resorts LLC owns the skywalk that connects Silver Legacy with the Eldorado Hotel & Casino. The charges from the service provider for the utilities associated with this skywalk are billed to the Partnership together with the charges for the utilities associated with Silver Legacy. Such charges are paid to the service provider by the Partnership, and the Partnership is reimbursed by Eldorado Resorts LLC for the portion of the charges allocable to the utilities provided to the skywalk. The charges for the utilities provided to the skywalk during the years ended December 31, 2010, 2009, and 2008 were $52,200, $61,700 and $62,000, respectively.

Since 1998, the Partnership has purchased from Eldorado Resorts LLC homemade pasta and other products for use in the restaurants at Silver Legacy and it is anticipated that the Partnership will continue to make similar purchases in the future. For purchases of these products during the years ended December 31, 2010, 2009 and 2008, which are billed to the Partnership at cost plus associated labor, the Partnership paid Eldorado Resorts LLC $54,400, $50,800 and $45,300, respectively.

Beginning in October 2005, the Partnership began providing on-site laundry services for Eldorado Resorts LLC related to the cleaning of certain types of linens. Although there is no agreement obligating Eldorado Resorts LLC to utilize this service, it is anticipated that the Partnership will continue to provide these laundry services in the future. The Partnership charges Eldorado Resorts LLC for labor and laundry supplies on a per unit basis which totaled $131,000, $113,100 and $72,300 during the years ended December 31, 2010, 2009 and 2008, respectively. The Partnership believes that the terms under which the Partnership provided these services were at least as favorable to it as those that would have been obtained in comparable transactions with an unaffiliated third party.

In April 2008, the Partnership and Eldorado Resort LLC began combining certain back-of-the-house and administrative departmental operations, including purchasing, advertising, information systems, surveillance, engineering, and various shared management positions of the Eldorado Hotel & Casino and Silver Legacy in an effort to achieve payroll cost savings synergies at both properties. Payroll costs associated with the combined operations are shared equally and are billed at cost plus an estimated allocation for related benefits and taxes. During 2010, 2009 and 2008, the Partnership reimbursed Eldorado Resorts LLC $647,300, $515,000 and $129,200, respectively, for the Partnership’s allocable portion of the shared administrative services costs associated with the operations performed at the Eldorado Hotel & Casino. During 2010, 2009 and 2008, Eldorado Resorts LLC reimbursed the Partnership $249,500, $142,000 and $30,100, respectively, for Eldorado’s allocable portion of the shared administrative services costs associated with the operations performed at Silver Legacy.

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

Note 9. Employee Retirement Plans

The Partnership instituted a defined contribution 401(k) plan in September 1995 which covers all employees who meet certain age and length of service requirements and allowed for an employer contribution up to 25 percent of the first six percent of each participating employee’s compensation. Plan participants can elect to defer before tax compensation through payroll deductions. Those deferrals are regulated under Section 401(k) of the Internal Revenue Code. In conjunction with implemented cost savings programs, the Partnership discontinued the employer matching contribution in February 2009. Due to this, the Partnership did not have any matching contributions for the year ended December 31, 2010. The Partnership’s matching contributions were $26,900 and $200,000, respectively, for the years ended December 31, 2009 and 2008.

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded informally through life insurance contracts on the participants and related cash surrender value. The Partnership’s periodic pension costs were $0.7 million, $1.0 million and $1.0 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

The following information summarizes activity in the SERP for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Changes in Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$7,742	$6,618
Service cost	18	310
Interest cost	428	446
Actuarial loss	341	443
Benefits paid	(75)	(75)

Projected benefit obligation at end of year	$8,454	$7,742

Fair Value of Plan Assets(1)	$—	$—

	2010	2009
Reconciliation of Funded Status:
Funded status	$(8,454)	$(7,742)
Unrecognized actuarial loss	762	422
Unrecognized prior service cost	—	226

Net amount recognized	$(7,692)	$(7,094)

Amounts Recognized on the Consolidated Balance Sheet:
Accrued net pension cost	$(7,692)	$(7,094)
Additional minimum liability	(762)	(648)
Accumulated other comprehensive loss	762	648

Net amount recognized	$(7,692)	$(7,094)

Weighted Average Assumptions:
Discount rate used to determine benefit obligations (2)	5.05%	5.73%
Discount rate used to determine net periodic benefit cost (2)	5.05%	5.73%
Expected long-term return on plan assets	N/A	N/A
Rate of compensation increase	3.50%	3.50%

The components of net periodic pension cost were as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Components of Net Pension Cost:
Current period service cost	$18	$310	$395
Interest cost	428	446	400
Amortization of prior service cost	226	227	227

Net expense	$672	$983	$1,022

The following benefit payments, which reflect expected future service as appropriate, are expected to be paid over the next ten years:

(in thousands)
2011	$279
2012	422
2013	453
2014	493
2015	568
2016-2020	3,675

(1)	While the SERP is an unfunded plan, the Partnership is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values totaling $6.3 million and $5.7 million at December 31, 2010 and 2009, respectively. The life insurance contracts had a face value of $11.8 million at December 31, 2010 and $11.0 million at December 31, 2009.

(2)	The discount rate utilized was based on the Citigroup Pension Liability Index as of December 31, 2010 and December 31, 2009 with a maturity of 32 years.

Note 10. Commitments and Contingencies

Operating Leases

The Partnership leases land and equipment under operating leases. Future minimum payments under noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 2010 (in thousands):

2011	$162
2012	158
2013	23
Thereafter	—

$343

Total rental expense under operating leases was $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, which include rental payments associated with cancellable operating leases with terms less than one year.

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

There were no distributions for the years ended December 31, 2010 and 2009. No tax distributions of the Partnership to its partners were made in 2010 or 2009 and are not anticipated to be owed based on the expected final 2010 tax return. Total distributions for the year ended December 31, 2008 totaled $10.0 million and included a distribution of $5.0 million each to ELLC and Galleon representing a special distribution approved by the Partnership’s executive committee. No tax distributions of the Partnership to its partners were made in 2008.