Form 10-Q
period 2011-03-31
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2011-05-16
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at May 16, 2011 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,940	$31,654
Accounts receivable, net	3,110	2,458
Inventories	2,069	2,013
Prepaid expenses and other	3,257	2,692

Total current assets	35,376	38,817
PROPERTY AND EQUIPMENT, NET	225,849	229,119
OTHER ASSETS, NET	7,344	7,315

Total Assets	$268,569	$275,251

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,316	$4,493
Accrued interest	1,205	4,819
Accrued and other liabilities	9,453	9,198
Current portion of long-term debt	142,749	—

Total current liabilities	157,723	18,510
LONG-TERM DEBT	—	142,735
OTHER LONG-TERM LIABILITIES	8,278	8,176

Total liabilities	166,001	169,421
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS’ EQUITY	102,568	105,830

Total Liabilities and Partners’ Equity	$268,569	$275,251

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING REVENUES:
Casino	$14,914	$14,990
Rooms	6,872	7,096
Food and beverage	7,685	7,597
Other	1,874	1,646

	31,345	31,329
Less: promotional allowances	(3,770)	(3,522)

Net operating revenues	27,575	27,807

OPERATING EXPENSES:
Casino	8,195	8,081
Rooms	2,332	2,228
Food and beverage	5,427	5,294
Other	1,294	1,131
Selling, general and administrative	6,856	6,859
Depreciation	3,758	4,125
Change in fair value of life insurance contracts	(177)	(141)
Loss on disposition of assets	38	11

Total operating expenses	27,723	27,588

OPERATING INCOME (LOSS)	(148)	219

OTHER (INCOME) EXPENSE:
Interest expense	3,764	3,767
Interest income	(4)	(2)

Total other expense	3,760	3,765

NET LOSS	$(3,908)	$(3,546)

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2011 (1)	$47,915	$57,915	$105,830
Cumulative effect of adoption of ASU No. 2010-16, Accrual for Casino Jackpot Liability Reserve	323	323	646
Net loss	(1,954)	(1,954)	(3,908)

BALANCE, March 31, 2011 (1)	$46,284	$56,284	$102,568

(1)	Balances include Accumulated Other Comprehensive Income totaling ($762,000) comprised of ($381,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,908)	$(3,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,758	4,125
Amortization of debt discounts and issuance costs	149	152
Loss on disposition of assets	38	11
Increase in accrued pension cost	102	168
Provision for doubtful accounts	(60)	(78)
Increase in cash value of insurance policies in excess of premiums paid	(177)	(141)
Changes in current assets and current liabilities:
Accounts receivable	(592)	(247)
Inventories	(56)	(23)
Prepaid expenses and other	(565)	(596)
Accounts payable	169	118
Accrued interest	(3,614)	(3,615)
Accrued and other liabilities (1)	901	981

Net cash used in operating activities	(3,855)	(2,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	27	—
Increase in other assets	12	9
Purchase of property and equipment	(898)	(3,266)

Net cash used in investing activities	(859)	(3,257)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	—	—

CASH AND CASH EQUIVALENTS:
Net decrease for the period	(4,714)	(5,948)
Balance, beginning of period	31,654	35,042

Balance, end of period	$26,940	$29,094

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$7,229	$7,232

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$478	$566

(1)	Balance for the three months ended March 31, 2011 excludes the cumulative-effect adjustment of $646,000 related to the adoption of ASU No. 2010-16, Accrual for Casino Jackpot Liability Reserve.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of March 31, 2011, and the results of operations for the three months ended March 31, 2011 and 2010 and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.

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

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-16, Accruals for Casino Jackpot Liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance was effective for fiscal years beginning on or after December 15, 2010 and requires a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Partnership adopted the guidance effective January 1, 2011 and recorded an adjustment to retained earnings of $0.6 million.

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $142.4 million as of March 31, 2011.

Note 3. Debt

Current and long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Current Portion of Long-Term Debt:
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $51)	$142,749	$—

Long-Term Debt:
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $65)	$—	$142,735

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

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and are senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets and a pledge by each of the Partners of all of its partnership interest in the Partnership. The Notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. The entire principal amount of the Notes will become due and payable at maturity on March 31, 2012 and the Partnership will be required to borrow funds to satisfy our repayment obligations. The Partnership is exploring various alternatives for refinancing its obligations under the Notes. There can be no assurance, however, that the Partnership will be able to refinance the Notes on terms that are acceptable to the Partnership, or at all. If the Partnership is unable to refinance its obligations with respect to the Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Notes, including foreclosing on the assets securing the Notes. If the Partnership is unable to refinance the Notes by March 1, 2012, it would have a material adverse effect on the Partnership’s business and its financial position.

Amounts outstanding under the Notes have been classified as “current obligations” for financial reporting purposes beginning March 31, 2011. In the event that the Partnership is unable to refinance such amounts by the time of the filing of its Annual Report on Form 10-K for the year ending December 31, 2011, it would affect the Partnership’s independent registered public accounting firm’s assessment of its ability to continue as a going concern, would have a material adverse effect on its consolidated financial position and would raise substantial doubt as to its ability to continue as a going concern.

The indenture relating to the Notes contains various restrictive covenants. The covenants require, and/or any covenants in any new credit facility we may secure may require, the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners or merge, consolidate or sell assets. As of March 31, 2011, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

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

As of March 31, 2011, the Partnership’s related parties receivable and payable were $0.1 million and $0.3 million, respectively. As of December 31, 2010, the Partnership’s related parties receivable and payable were $0.2 million and $0.1 million, respectively.

Note 5. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded informally through life insurance contracts on the participants and related cash surrender value. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2011 will be approximately $0.4 million, of which $0.1 million had been accrued as of March 31, 2011.

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

On July 28, 1995, Silver Legacy commenced operations as a hotel-casino in downtown Reno, Nevada. Silver Legacy is a leader within the Reno market, offering the largest number of table games, the second largest number of hotel rooms and the third largest number of slot machines of any property in the Reno market. Silver Legacy’s net operating revenues and income are derived largely from our gaming activities. In an effort to enhance our gaming revenues, we attempt to maximize the use of our gaming facilities at Silver Legacy by providing a well-balanced casino environment that contains a mix of games attractive to multiple market segments. Rooms, food and beverage also contribute a large portion of our net revenues.

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

Significant Factors Affecting Results of Operations

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. During the first quarter of 2011, our region experienced severe weather conditions, including the second highest snowfall on record. On the majority of the weekends during the current quarter, travel to Reno from northern California, our main feeder market, was difficult due to poor weather or impossible due to road closures. As a result, there was an adverse effect on business levels, especially hotel occupancy, and our operating performance during the first quarter of 2011 compared to the same prior year period.

Global, National and Regional Economic Conditions

The economic recession and the slow pace of recovery continue to adversely influence consumers’ confidence, discretionary spending levels and travel patterns. We believe the weak demand, high unemployment, record number of home foreclosures, increased competition and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance during the last three years compared to previous years. In response to the difficult economic environment, our management implemented cost savings measures and continues to review our operations to look for opportunities to further reduce expenses and maximize cash flows. While there have been some signs of improvement, we believe the current economic conditions could continue to negatively affect our operating results for some period of time. We remain uncertain as to the duration and magnitude of the impact on our operations and the length of any future recovery period.

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

We believe any future growth of Native American gaming establishments, including the addition of hotel rooms and other amenities, could place additional competitive pressure on our operations. While we cannot predict the extent of any future impact, it could be significant.

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018, including 2010. Through one-time agreements, the National Bowling Stadium will also host the United States Bowling Congress (“USBC”) Open Tournament in Reno in 2011 and 2014, usually off-years for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. The USBC Open Tournament, which attracted approximately 80,000 bowlers in 2007, returned to the Reno market and attracted approximately 68,500 men and women bowlers to the Reno area during the period from late-February through the end of June 2010. The USBC Open Tournament returned to the Reno market beginning in late February and will continue through the end of June 2011, and is expected to bring approximately 64,000 bowlers to the Reno area during the 2011 tournament period.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010	Percent Change
Net revenues	$27,575	$27,807	(0.8)%
Operating expenses	27,723	27,588	0.5
Operating income (loss)	(148)	219	(167.6)
Net loss	(3,908)	(3,546)	10.2

Net Revenues. Net revenues increased in January and February of 2011 compared to the same months in 2010; however, this revenue growth was offset by declines in March of 2011 compared to 2010. As a result, net revenues decreased 0.8% during the current quarter compared to the same prior year period. This decline was primarily due to decreases in room revenues associated with lower hotel occupancy. We believe this decrease resulted from the previously discussed severe weather conditions which had a negative impact on drive-in visitation in the first quarter of 2011 compared to the same period of 2010. Additionally, net revenues decreased in 2011 compared to 2010 due to higher promotional allowances associated with complimentary offers provided to our casino customers.

Operating Income (Loss) and Net Loss. During the current quarter compared to the same prior year period, an increase in departmental operating expenses was partially offset by a decline in depreciation expense resulting in an overall slight increase in operating expenses. This increase in operating expenses combined with the decline in net revenues resulted in a decrease in operating income and a proportionate increase in our net loss in the first quarter of 2011 compared to the same period of 2010.

Revenues

The following table highlights the components of operating revenues (dollars in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010	Percent Change
Casino	$14,914	$14,990	(0.5)%
Rooms	6,872	7,096	(3.2)
Food and beverage	7,685	7,597	1.2
Other	1,874	1,646	13.9
Promotional allowances	(3,770)	(3,522)	7.0

Casino Revenues. Despite the negative impact on visitation due to severe weather conditions during the first quarter of 2011 compared to the same period of 2010, casino revenues remained flat. Table games drop declined 3.7% while slot handle increased 0.5% in the first quarter of 2011 compared to the same period of 2010. The decline in casino volume associated with the disruption in traffic flow from our feeder markets was partially offset by increases in tracked slot handle and table games credit play in the first quarter of 2011 compared to the same period of 2010. We believe these increases were driven by promotional offers, including slot free play and complimentaries, provided to customers in our casino database and growth within our locals customer demographic during the first quarter of 2011 compared to the same period of 2010. Declines in table games win resulting from a lower hold percentage in the first quarter of 2011 compared to the same period of 2010 were offset by increases in slot win which had a higher hold percentage in the first quarter of 2011 compared to the same period of 2010. Hold percentages in both years were within normal ranges.

Rooms Revenues. Our ADR and occupancy percentages were $66.46 and 59.6% respectively, in 2011 compared to $66.72 and 62.7%, respectively, in the same period of 2010. We were able to sustain our ADR and achieved incremental room revenues related to an increase in our resort fee from $3 to $6 effective in September of 2010. However, room revenues declined during the first quarter of 2011 compared to the same period of 2010 due to decreases in hotel occupancy which was negatively impacted by a decline in convention room nights in March of 2011 compared to 2010 along with the previously discussed severe weather conditions.

Food and Beverage Revenues. During the first quarter of 2011 compared to the same period of 2010, declines in beverage revenues were offset by increases in food revenues. The increase in food revenues was due to growth in restaurant customer counts in the first quarter of 2011 compared to the same quarter of 2010 together with higher ballroom catering revenues. Our average check remained flat in the first quarter of 2011 compared to the first quarter of 2010.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. Other revenues increased during the current quarter compared to the same prior year period due to higher entertainment revenues associated with an increase in scheduled concert dates. Retail and other revenues were flat during the current quarter compared to the same prior year period.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 12.0% in the first quarter of 2011 compared to 11.2% in the first quarter of 2010. This year over year growth was attributable to increases in rooms, food, concert tickets and retail promotional offers to our casino customers. These increases resulted from efforts to drive visitation to Silver Legacy, utilize available room inventory during slower periods, reward customer loyalty, attract new players and market our improved players’ club which was revised in August of 2010.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended March 31, 2011	Three months ended March 31, 2010	Percent Change
Casino	$8,195	$8,081	1.4%
Rooms	2,332	2,228	4.7
Food and beverage	5,427	5,294	2.5
Other	1,294	1,131	14.4
Selling, general and administrative	6,856	6,859	0.0
Depreciation	3,758	4,125	(8.9)
Change in fair value of life insurance contracts	(177)	(141)	25.5
Loss on disposition of assets	38	11	245.5

Casino Expenses. Casino expenses increased slightly in the first quarter of 2011 compared to the same period of 2010 primarily due to increased promotional allowances related to the cost of rooms, food, concert tickets and retail complimentaries allocated to the casino department and an increase in the liability associated with unredeemed players’ club complimentaries. These increases were partially offset by savings in casino departmental payroll, supplies and special events expenses.

Rooms Expenses. Although hotel occupancy declined in the first quarter of 2011 compared to the same period of 2010, room expenses increased mainly due to higher costs resulting from increased free-to-guest internet usage and higher laundry expenditures associated with our improved room product and linens presentation implemented during our room remodel project which was completed in December of 2010.

Food and Beverage Expenses. Food and beverage expenses rose in the first quarter of 2011 compared to the same period of 2010 in conjunction with increased restaurant customer counts. Additionally, rising food and beverage costs which were not passed on to our customers via price increases in our average restaurant check also impacted the food and beverage departments’ profit margins.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. During the first quarter of 2011 compared to the same period of 2010, other operating expenses increased as a result of higher entertainment expenses, including equipment rental and entertainers’ fees, as a result of a more aggressive concert schedule.

Selling, General and Administrative Expenses. During the first quarter of 2011 compared to the same period of 2010, selling, general and administrative expenses remained flat. Increases in costs associated with higher advertising media expenditures were offset by lower property taxes and savings in utilities costs resulting from declines in usage and operational efficiencies.

Depreciation Expense. Depreciation expense decreased in the first quarter of 2011 compared to the same period of 2010 primarily due to assets becoming fully depreciated which was partially offset by increased depreciation of assets associated with our hotel room remodel project which were placed into service and depreciated throughout the latter half of 2010.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During the first quarters of 2011 and 2010, the fair value of these life insurance contracts increased as a result of improvements in the underlying insurance investment return.

Other (Income) Expense

Other (income) expense is comprised of interest expense and interest income and remained flat in the first quarter of 2011 compared to the same period of 2010.

Liquidity and Capital Resources

During the first quarter of 2011, cash flows used in operating activities was $3.8 million compared to $2.7 million during the same prior year period. This change in cash flows used in operating activities was primarily due to the increase in our net loss combined with various changes in balance sheet accounts which occurred in the normal course of business. As of March 31, 2011, cash and cash equivalents were $26.9 million which is sufficient for normal operating requirements.

Cash used in investing activities during the first quarter of 2011 was $0.9 million compared to $3.3 million during the same prior year period, and related primarily to capital expenditures for various renovation projects and equipment purchases. The decrease during the current quarter compared to the same prior year period was primarily due to a payment of $2.5 million for the purchase of furniture and fixtures for our hotel room remodel project which was completed in December of 2010. Our executive committee has approved $2.5 million in capital expenditures for 2011.

There was no cash used in financing activities during the first quarters of 2011 and 2010.

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

10 1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law. Each of the Partnership’s partners executed a pledge of all of its partnership interests in the Partnership to secure the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. At March 31, 2011, we were in compliance with all of the covenants in the indenture related to the notes.

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

We believe we have sufficient capital resources to fund capital commitments and make interest payments on our 10 1/8% mortgage notes up to the March 1, 2012 maturity date. Our future sources of liquidity are anticipated to be from our operating cash flow and cash reserves. However, the entire principal amount of our notes will become due and payable at maturity on March 1, 2012 and the Partnership will be required to borrow funds to satisfy our repayment obligations.

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

Amounts outstanding under our notes have been classified as “current obligations” for financial reporting purposes beginning March 31, 2011. In the event that we are unable to refinance such amounts by the time of the filing of our Annual Report on Form 10-K for the year ending December 31, 2011, it would affect our independent registered public accounting firm’s assessment of our ability to continue as a going concern, would have a material adverse effect on our consolidated financial position and would raise substantial doubt as to our ability to continue as a going concern.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies during the three months ended March 31, 2011.

Forward-Looking Statements

Certain information included in this report and other materials filed or to be filed by the Partnership and Capital with the Securities and Exchange Commission (as well as information included in oral statements or written statements made or to be made by them) contain or may contain statements that are forward-looking within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements can be identified by the fact that they do not relate strictly to historical or current facts. We have based these forward-looking statements on our current expectations about future events. These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2010. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any derivative financial instruments during the first quarter of 2011. As of March  31, 2011, we had no variable rate debt outstanding.

Item 4. Controls and Procedures

As required by Rule 15d-15(b) under the Securities Exchange Act, as amended (the “Exchange Act”), our management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and regulations and to provide that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

CIRCUS AND ELDORADO JOINT VENTURE

Date: May 16, 2011	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal
Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: May 16, 2011	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)