Form 10-Q
period 2011-06-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2011-08-12
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at August 12, 2011 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$34,741	$31,654
Accounts receivable, net	2,556	2,458
Inventories	2,335	2,013
Prepaid expenses and other	3,098	2,692

Total current assets	42,730	38,817
PROPERTY AND EQUIPMENT, NET	222,487	229,119
OTHER ASSETS, NET	7,299	7,315

Total Assets	$272,516	$275,251

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,631	$4,493
Accrued interest	4,819	4,819
Accrued and other liabilities	8,630	9,198
Current portion of long-term debt	142,763	—

Total current liabilities	160,843	18,510
LONG-TERM DEBT	—	142,735
OTHER LONG-TERM LIABILITIES	8,379	8,176

Total liabilities	169,222	169,421
COMMITMENTS AND CONTINGENCIES (Note 8)
PARTNERS’ EQUITY	103,294	105,830

Total Liabilities and Partners’ Equity	$272,516	$275,251

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Casino	$19,050	$19,067	$34,214	$34,237
Rooms	8,939	9,362	15,811	16,458
Food and beverage	8,770	8,273	16,455	15,870
Other	1,512	1,741	3,386	3,387

	38,271	38,443	69,866	69,952
Less: promotional allowances	(4,676)	(4,080)	(8,446)	(7,602)

Net operating revenues	33,595	34,363	61,420	62,350

OPERATING EXPENSES:
Casino	9,461	9,186	17,906	17,447
Rooms	2,539	2,699	4,871	4,927
Food and beverage	5,556	5,425	10,983	10,719
Other	1,075	1,380	2,369	2,511
Selling, general and administrative	6,836	6,909	13,692	13,768
Depreciation	3,672	4,039	7,430	8,164
Change in fair value of life insurance contracts	(91)	322	(268)	181
Loss on disposition of assets	59	69	97	80

Total operating expenses	29,107	30,029	57,080	57,797

OPERATING INCOME	4,488	4,334	4,340	4,553

OTHER (INCOME) EXPENSE:
Interest expense	3,764	3,764	7,528	7,531
Interest income	(2)	(2)	(6)	(4)

Total other expense	3,762	3,762	7,522	7,527

NET INCOME (LOSS)	$726	$572	(3,182)	$(2,974)

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Galleon, Inc.	Eldorado Resorts, LLC	Total
BALANCE, January 1, 2011 (1)	$47,915	$57,915	$105,830
Cumulative effect of adoption of ASU No. 2010-16, Accrual for Casino Jackpot Liability Reserve	323	323	646
Net loss	(1,591)	(1,591)	(3,182)

BALANCE, June 30, 2011 (1)	$46,647	$56,647	$103,294

(1)	Balances include Accumulated Other Comprehensive Income totaling ($762,000) comprised of ($381,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,182)	$(2,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,430	8,164
Amortization of debt discounts and issuance costs	298	301
Loss on disposition of assets	97	80
Increase in accrued pension cost	203	337
Decrease in provision for doubtful accounts	(34)	(186)
(Increase) decrease in cash value of insurance policies in excess of premiums paid	(268)	181
Changes in current assets and current liabilities:
Accounts receivable	(64)	(735)
Inventories	(322)	(151)
Prepaid expenses and other	(433)	(29)
Accounts payable	568	790
Accrued interest	—	(1)
Accrued and other liabilities (1)	78	964

Net cash provided by operating activities	4,371	6,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	48	45
Increase (decrease) in other assets	14	(192)
Purchase of property and equipment	(1,346)	(4,273)

Net cash used in investing activities	(1,284)	(4,420)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	—	—

CASH AND CASH EQUIVALENTS:
Net increase for the period	3,087	2,321
Balance, beginning of period	31,654	35,042

Balance, end of period	$34,741	$37,363

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$7,229	$7,232

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$394	$461

(1)	Balance for the six months ended June 30, 2011 excludes the cumulative-effect adjustment of $646,000 related to the adoption of ASU No. 2010-16, Accrual for Casino Jackpot Liability Reserve.

The accompanying condensed notes are an integral part of these consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization and Basis of Presentation

Principles of Consolidation and Operations

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of June 30, 2011, and the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Reclassifications

Certain reclassifications, which have no effect on previously reported net income (loss), have been made to the 2010 consolidated financial statements to conform to the 2011 presentation. Pursuant to the guidance in the recently issued AICPA Audit and Accounting Guide Gaming, the Partnership reclassified the amounts paid under slot participation agreements from “Casino” revenue to “Casino” expense. The total amount reclassified for the three and six months ended June 30, 2010 was $0.2 million and $0.4 million, respectively.

Use of Estimates

The condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Those principles require the Partnership’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates incorporated into our condensed consolidated financial statements include estimated useful lives for depreciable and amortizable assets, the estimated allowance for doubtful accounts receivable, estimated cash flows in assessing the recoverability of long-lived assets, our self-insured liability reserves, players’ club liabilities, contingencies and litigation, claims and assessments. Actual results could differ from these estimates.

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

Certain amendments to Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” become effective for the Partnership for fiscal years beginning after December 15, 2011. Such amendments include a consistent definition of fair value, enhanced disclosure requirements for “Level 3” fair value adjustments and other changes to required disclosures. The Partnership does not expect this amendment to have a material affect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

ASC 220, “Comprehensive Income,” was amended in June 2011 and will become effective for the Partnership for fiscal years beginning after December 15, 2011, including retrospective adjustment. Such amendments allow the Partnership two options for the presentation of comprehensive income. Under either option, the Partnership is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. As a result of the amendment, the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity is eliminated. The Partnership does not expect this amendment to have a material affect on its financial statements and will comply with the disclosure enhancements of this amendment when the amendment is effective.

Note 2. Liquidity

As of June 30, 2011, the Partnership had $142.8 million in 10 1/8% mortgage notes (the “Notes”) outstanding. The entire principal amount of the Notes will become due and payable at maturity on March 31, 2012 and the Partnership will be required to borrow funds to satisfy its repayment obligations under the Notes or otherwise restructure its payment obligations under the Notes. The Partnership is exploring various alternatives for refinancing or restructuring its obligations under the Notes. There can be no assurance, however, that the Partnership will be able to refinance or restructure the Notes on terms that are acceptable to the Partnership or, in the case of a restructuring of such obligations, the holders of the Notes, or at all. If the Partnership is unable to refinance or otherwise restructure its obligations with respect to the Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Notes, including foreclosing on the assets securing the Notes. If the Partnership is unable to refinance or otherwise restructure the Notes by March 1, 2012, it would have a material adverse effect on the Partnership’s business and its financial position.

Amounts outstanding under the Notes have been classified as “current obligations” for financial reporting purposes beginning March 31, 2011. In the event that the Partnership is unable to refinance or otherwise restructure such amounts by the time of the filing of its Annual Report on Form 10-K for the year ending December 31, 2011, it would have a material adverse effect on its consolidated financial position and would raise substantial doubt as to its ability to continue as a going concern.

Note 3. Fair Value Measurements

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are representative of their respective fair values due to the short maturities of these instruments. We determined the fair value of the Partnership’s 10 1/8% mortgage notes using Level 1 inputs. The fair value of the Partnership’s 10 1/8% mortgage notes, based on quoted market prices, was approximately $135.3 million as of June 30, 2011.

Note 4. Debt

Current and long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Current Portion of Long-Term Debt:
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $37)	$142,763	$—

Long-Term Debt:
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $65)	$—	$142,735

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

The indenture relating to the Notes contains various restrictive covenants. The covenants require, and/or any covenants in any new credit facility we may secure may require, the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners or merge, consolidate or sell assets. As of June 30, 2011, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

In February 2009, the Partnership repurchased and retired $17.2 million principal amount of the Notes. The total purchase price of the Notes was approximately $11.4 million, resulting in a gain of approximately $5.5 million, net of unamortized debt issuance costs. The repurchase of the Notes reduced the amount of Notes outstanding to $142.8 million. The transaction was funded by available invested cash reserves. The Partnership’s executive committee has authorized the Partnership to spend up to an additional $8.6 million for the repurchase of Notes. It is anticipated that any additional Notes acquired prior to maturity will be acquired through open market purchases. See “Note 2” for more information regarding the maturity of the Notes.

Note 5. Related Parties

An affiliate of each of the Partners owns and operates a casino attached and adjacent to Silver Legacy. Our Partners may be deemed to be in a conflict of interest position with respect to decisions they make relating to the Partnership as a result of the interests their affiliates have in the Eldorado Hotel & Casino and Circus Circus Hotel & Casino-Reno, respectively.

As of June 30, 2011, the Partnership’s related parties receivable and payable were $0.1 million and $0.2 million, respectively. As of December 31, 2010, the Partnership’s related parties receivable and payable were $0.2 million and $0.1 million, respectively. Related parties receivable and payable are included in “Accounts receivable, net” and “Accounts payable,” respectively, on the Partnership’s consolidated balance sheets.

Note 6. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded informally through life insurance contracts on the participants and related cash surrender value. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2011 will be approximately $0.4 million, of which $0.2 million had been accrued as of June 30, 2011.

Note 7. Partnership Agreement

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

Note 8. Commitments and Contingencies

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

The Nevada Department of Taxation (the “Department”) filed a petition for rehearing, which the Nevada Supreme Court announced in July 2008 it would not grant. Hearings before the Nevada Administrative Law Judge are currently being scheduled and have taken place; however, the date of the Partnership’s hearing is uncertain at this time. Due to uncertainty surrounding the potential arguments that may be raised in the administrative process, the Partnership will not record any gain until the tax refund is realized.

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

Our operating results are highly dependent on the volume of customers visiting and staying at our resort, which in turn impacts the price we can charge for our hotel rooms and other amenities. Key volume indicators include table games drop and slot handle, which refer to amounts wagered by our customers. The amount of volume we retain, which is not fully controllable by us, is recognized as casino revenues and is referred to as our win or hold. In addition, hotel occupancy and price per room, including our resort fee, designated by average daily rate (“ADR”) are key indicators for our hotel business.

Significant Factors Affecting Results of Operations

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. During the first quarter of 2011, our region experienced severe weather conditions, including the second highest snowfall on record. On the majority of the weekends during the first quarter of 2011, travel to Reno from northern California, our main feeder market, was difficult due to poor weather or impossible due to road closures. As a result, there was an adverse effect on business levels, especially hotel occupancy, and our operating performance during the first quarter of 2011 and six months ended June 30, 2011 compared to the same prior year periods.

Global, National and Regional Economic Conditions

The economic recession and the slow pace of recovery continue to adversely influence consumers’ confidence, discretionary spending levels and travel patterns. We believe the weak demand, high unemployment, record number of home foreclosures, increased competition and volatility of the economy have had a significant negative impact on the gaming and tourism industries, and, as a result, our operating performance over the past several years. In response to the difficult economic environment, our management implemented cost savings measures and continues to review our operations to look for opportunities to further reduce expenses and maximize cash flows. While there have been some signs of improvement, we believe the current economic conditions could continue to negatively affect our operating results for some period of time. We remain uncertain as to the duration and magnitude of the impact on our operations and the length of any future recovery period.

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

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018, including 2010. Through one-time agreements, the National Bowling Stadium hosted the United States Bowling Congress (“USBC”) Open Tournament in Reno in 2011 and will host the tournament in 2014, both usually off-years for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. The USBC Open Tournament, which attracted approximately 80,000 bowlers in 2007, returned to the Reno market and attracted approximately 68,500 men and women bowlers to the Reno area during the period from late-February through the end of June 2010. The USBC Open Tournament returned to the Reno market beginning in late February and continued through the end of June 2011. This tournament brought approximately 62,300 bowlers to the Reno area during the 2011 tournament period.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended June 30, 2011	Three months ended June 30, 2010	Percent Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Percent Change
Net revenues	$33,595	$34,363	(2.2)%	$61,420	$62,350	(1.5)%
Operating expenses	29,107	30,029	(3.1)	57,080	57,797	(1.2)
Operating income	4,488	4,334	3.6	4,340	4,553	(4.7)
Net income (loss)	726	572	26.9	(3,182)	(2,974)	7.0

Net Revenues. During the three and six months ended June 30, 2011 compared to the same prior year periods, net revenues decreased primarily due to lower room revenues along with increased promotional allowances associated with complimentary offers provided to our casino customers. The decline in rooms revenues was due to lower hotel occupancy during the three and six months ended June 30, 2011 compared to the same prior year periods. We believe these declines in hotel occupancy resulted from the previously discussed severe weather conditions which had a negative impact on drive-in visitation during the first quarter of 2011 compared to the same prior year period. Additionally, fewer bowler room nights associated with lower attendance during the second quarter of 2011 compared to the second quarter of 2010 and decreases in convention business contributed to the declines in hotel occupancy during the three and six months ended June 30, 2011 compared to the same prior year periods.

Operating Income and Net Income (Loss). Although net revenues declined, reductions in variable departmental expenses, lower depreciation expense and the increase in the fair value of our supplemental executive retirement plan’s life insurance contracts resulted in increased operating income and net income during the current quarter compared to the same prior year period.

During the six months ended June 30, 2011 compared to the same prior year period, decreases in departmental operating expenses and depreciation expense along with the increase in the fair value of our supplemental executive retirement plan’s life insurance contracts were offset by a slightly higher decline in net revenues. This resulted in a decrease in operating income and an increase in our net loss for the six months ended June 30, 2011 compared to the same prior year period.

Revenues

The following table highlights the components of operating revenues (dollars in thousands):

	Three months ended June 30, 2011	Three months ended June 30, 2010	Percent Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Percent Change
Casino	$19,050	$19,067	(0.1)%	$34,214	$34,237	(0.1)%
Rooms	8,939	9,362	(4.5)	15,811	16,458	(3.9)
Food and beverage	8,770	8,273	6.0	16,455	15,870	3.7
Other	1,512	1,741	(13.2)	3,386	3,387	0.0
Promotional allowances	(4,676)	(4,080)	14.6	(8,446)	(7,602)	11.1

Casino Revenues. During the three and six months ended June 30, 2011 compared to the same prior year periods, table games drop increased 7.6% and 2.1%, respectively, while slot handle increased 0.8% and 0.7%, respectively. Severe weather disrupted traffic flow from our feeder markets during the first quarter of 2011 compared to the first quarter of 2010 and bowler attendance declined during the second quarter of 2011 compared to the second quarter of 2010. However, declines in mass market casino play associated with these decreases in visitation were offset by growth in table games credit play and tracked slot handle and produced an overall increase in casino volume during the three and six months ended June 30, 2011 compared to the same prior year periods. We believe the improvement in table games drop and slot handle during both periods in 2011 compared to the same prior year periods were driven by promotional offers, including non-negotiable chips, slot free play and complimentaries, provided to customers in our casino database and growth within our locals customer demographic. Although we experienced growth in casino volume, casino revenues remained flat during the three and six months ended June 30, 2011 compared to the same prior year periods due to lower table games hold percentages.

Rooms Revenues. Our ADR and occupancy percentages were $74.47 and 75.2%, respectively, for the three months ended June 30, 2011 compared to $73.53 and 78.5%, respectively, for the three months ended June 30, 2010. Our ADR and occupancy percentages were $73.56 and 67.4%, respectively, for the six months ended June 30, 2011 compared to $71.97 and 70.6%, respectively, for the six months ended June 30, 2010. Incremental room revenues were generated during both periods in 2011 compared to the same prior year periods due to an increase in our resort fee from $3 to $6 effective in September of 2010. As a result, we were able to achieve a higher ADR during the three and six months ended June 30, 2011 compared to the same prior year periods. However, rooms revenues declined during the three and six months ended June 30, 2011 compared to the same prior year periods due to decreases in hotel occupancy which offset the increased revenue generated by the higher ADR. These declines in hotel occupancy were primarily due to fewer convention room nights, the majority of which were attributable to the absence of a large convention which took place in March of 2010 along with a major city-wide convention which took place in June of 2010. Declines in bowler room nights associated with the reduction in bowlers visiting the Reno market during the second quarter of 2011 compared to the second quarter of 2010 along with the severe weather experienced during the first quarter of 2011 compared to the first quarter of 2010 also contributed to the declines in hotel occupancy.

Food and Beverage Revenues. Food and beverage revenues rose during the three and six months ended June 30, 2011 compared to the same prior year periods among the majority of our restaurants as a result of increased restaurant customer counts, higher complimentaries associated with promotional offers, and growth in ballroom catering revenues. Restaurant customer counts increased 3.8% and 2.8%, respectively, for the three and six months ended June 30, 2011 compared to the same prior year periods. Our average restaurant check increased during the three and six months ended June 30, 2011 compared to the same prior year periods due to selective menu price revisions in several of our restaurants and also had a positive impact on food and beverage revenues.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. During the three months ended June 30, 2011 compared to the same prior year period, other revenues were lower primarily due to decreased entertainment revenues as a result of a less aggressive concert schedule and declines in ballroom revenue attributable to decreased convention business. Retail and other revenues were flat during the current quarter compared to the same prior year period.

Other revenues remained flat during the six months ended June 30, 2011 compared to the same prior year period. Slight increases in entertainment and retail revenues were offset by a decrease in ballroom revenue during the six months ended June 30, 2011 compared to the same prior year period.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 12.2% and 12.1%, respectively, during the three and six months ended June 30, 2011 compared to 10.6% and 10.9%, respectively, during the three and six months ended June 30, 2010. This year over year growth was attributable to increases in rooms, food, beverage, concert tickets and retail promotional offers to our casino customers. These increases resulted from efforts to drive visitation to Silver Legacy, utilize available room inventory during slower periods, reward customer loyalty, attract new players and market our improved players’ club which was revised in August of 2010.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended June 30, 2011	Three months ended June 30, 2010	Percent Change	Six months ended June 30, 2011	Six months ended June 30, 2010	Percent Change
Casino	$9,461	$9,186	3.0%	$17,906	$17,447	2.6%
Rooms	2,539	2,699	(5.9)	4,871	4,927	(1.1)
Food and beverage	5,556	5,425	2.4	10,983	10,719	2.5
Other	1,075	1,380	(22.1)	2,369	2,511	(5.7)
Selling, general and administrative	6,836	6,909	(1.1)	13,692	13,768	(0.6)
Depreciation	3,672	4,039	(9.1)	7,430	8,164	(9.0)
Change in fair value of life insurance contracts	(91)	322	(128.3)	(268)	181	(248.1)
Loss on disposition of assets	59	69	(14.5)	97	80	21.3

Casino Expenses. Casino expenses increased during the three and six months ended June 30, 2011 compared to the same prior year periods primarily due to increased promotional allowances related to the cost of rooms, food, beverage and retail complimentaries allocated to the casino department and an increase in the liability associated with unredeemed players’ club complimentaries. These increases were partially offset by savings in casino departmental payroll, bad debt and supplies expenses as a result of continued efforts to reduce costs.

Rooms Expenses. During the three and six months ended June 30, 2011 compared to the same prior year periods, rooms expenses decreased due to lower hotel occupancy. Declines in departmental payroll and travel agent commissions were partially offset by higher costs resulting from increased free-to-guest internet usage and increased laundry expenditures associated with our improved room product and linens presentation implemented during our room remodel project which was completed in December of 2010.

Food and Beverage Expenses. During the three and six months ended June 30, 2011 compared to the same prior year periods, food and beverage expenses increased mainly due to higher departmental payroll and food costs of sales as a result of growth in restaurant customer counts. Although food and beverage product prices continue to increase, the department’s profit margins increased during the three and six months ended June 30, 2011 compared to the same prior year periods due to efforts to reduce expenses as a percentage of revenues. Selective menu price revisions also contributed to the improved profit margins during both periods in 2011 compared to the same prior year periods.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses decreased during the three and six months ended June 30, 2011 compared to the same prior year periods principally due to lower ballroom expenses associated with decreased ballroom usage. Declines in entertainment expenses due to a less aggressive concert schedule also contributed to the declines during the current quarter compared to the same prior year period. Entertainment expenses rose slightly for the six months ended June 30, 2011 compared to the same prior year period. Retail expenses were remained flat during the three and six months ended June 30, 2011 compared to the same prior year periods.

Selling, General and Administrative Expenses. During the three and six months ended June 30, 2011 compared to the same prior year periods, selling, general and administrative expenses decreased. Increases in costs related to higher advertising media expenditures associated with a new television commercial and expanded advertising campaign were offset by reductions in payroll and benefits, lower property taxes and savings in utilities costs resulting from declines in usage and operational efficiencies.

Depreciation Expense. Depreciation expense for the three and six months ended June 30, 2011 compared to the same prior year periods decreased primarily due to many 15 year assets becoming fully depreciated. These declines were partially offset by increased depreciation of assets associated with our hotel room remodel project which were placed into service and depreciated throughout the latter half of 2010.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During the three and six months ended June 30, 2011 compared to the same prior year periods, the fair value of these life insurance contracts increased as a result of improvements in the underlying insurance investment return.

Other (Income) Expense

Other (income) expense is comprised of interest expense and interest income and remained flat during the three and six months ended June 30, 2011 compared to the same prior year periods.

Liquidity and Capital Resources

During the six months ended June 30, 2011, cash flows provided by operating activities was $4.4 million compared to $6.7 million during the same prior year period. This change in cash flows provided by operating activities was primarily due to the increase in our net loss combined with various changes in balance sheet accounts which occurred in the normal course of business. As of June 30, 2011, cash and cash equivalents were $34.7 million which is sufficient for normal operating requirements.

Cash used in investing activities for the six months ended June 30, 2011 was $1.3 million compared to $4.4 million during the same prior year period, and related primarily to capital expenditures for various renovation projects and equipment purchases. The decrease during the six months ended June 30, 2011 compared to the same prior year period was mainly due to the purchase of furniture and fixtures for our hotel room remodel project during the prior year which was completed in December of 2010. Our executive committee has approved $2.5 million in capital expenditures for 2011.

There was no cash used in financing activities during the six months ended June 30, 2011 and 2010.

In July 2011, we renewed our property and liability insurance policies each covering a 12-month period. Under these policies, the Partnership and the owner of the adjacent Eldorado property, Eldorado Resorts LLC (which is an affiliate of ELLC), have combined per occurrence earthquake coverage of $186 million and combined aggregate flood coverage of $250 million. In the event that an earthquake causes damage to the Partnership’s property, the Partnership is eligible to receive up to the entire $186 million in coverage, depending on the replacement cost, regardless of the damage, if any, to the Eldorado property. In the event that a flood causes damage only to the Partnership’s property, the Partnership is eligible to receive up to $250 million in coverage, depending on the replacement cost. However, in the event that both properties are damaged, the Partnership is entitled to receive, to the extent of any replacement cost incurred, up to $141 million of the coverage amount (based on our percentage of the total reported property values) and the portion of the other $109 million, if any, remaining after satisfaction of the claim of Eldorado Resorts LLC with respect to its adjoining property.

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

10 1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10 1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law. Each of the Partnership’s partners executed a pledge of all of its partnership interests in the Partnership to secure the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10 1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. As of June 30, 2011, we were in compliance with all of the covenants in the indenture related to the notes.

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

We are exploring various alternatives for refinancing or restructuring our obligations under the 10 1/8% mortgage notes. There can be no assurance, however, that we will be able to refinance or restructure the mortgage notes on terms that are acceptable to us or, in the case of a restructuring of the mortgage notes, the holders of such notes, or at all. If we are unable to refinance or restructure our obligations with respect to the mortgage notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes. If we are unable to refinance or restructure the notes by March 1, 2012, it would have a material adverse effect on our business and our financial position.

Amounts outstanding under our notes have been classified as “current obligations” for financial reporting purposes beginning March 31, 2011. In the event that we are unable to refinance or restructure such amounts by the time of the filing of our Annual Report on Form 10-K for the year ending December 31, 2011, it would have a material adverse effect on our consolidated financial position and would raise substantial doubt as to our ability to continue as a going concern.

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies during the six months ended June 30, 2011.

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

These forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, intentions, financial condition, results of operations, future performance and business, including, current and future operations and statements that include the words “may”, “could”, “should”, “would”, “believe”, “expect”, “anticipate”, “estimate”, “intend”, “plan” or similar expressions. Such statements include information relating to capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. These risks and uncertainties include, but are not limited to our ability to refinance or otherwise restructure our obligations under our mortgage notes, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in Federal or state tax laws or the administration of such laws, changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions), expansion of gaming on Native American lands (including such lands in California), risks and uncertainties relating to any applications for licenses and approvals under applicable laws and regulations (including gaming laws and regulations) and any further terrorist attacks similar to those that occurred September 11, 2001. Additional information concerning potential factors that we think could cause our actual results to differ materially from expected and historical results is included in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2010. If one or more of the assumptions underlying our forward-looking statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking statements. This statement is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any derivative financial instruments during the first half of 2011. As of June 30, 2011, we had no variable rate debt outstanding.

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

Part II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

101. INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Schema Document

101.CAL(2)	XBRL Calculation Linkbase Document

101.LAB(2)	XBRL Label Linkbase Document

101.PRE(2)	XBRL Presentation Linkbase Document

101.DEF(2)	XBRL Definition Linkbase Document

(2)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: August 12, 2011	By:	/s/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ STEPHANIE D. LEPORI
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: August 12, 2011	By:	/s/ GARY L. CARANO
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ STEPHANIE D. LEPORI
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)