Form 10-Q
period 2011-09-30
SILVER LEGACY CAPITAL CORP; CIRCUS & ELDORADO JOINT VENTURE
filed 2011-11-14
CIK 1171078, 1171079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

The number of shares of Silver Legacy Capital Corp.’s common stock outstanding at November 14, 2011 was 2,500. All of these shares are owned by Circus and Eldorado Joint Venture.

CIRCUS AND ELDORADO JOINT VENTURE

SILVER LEGACY CAPITAL CORP.

FORM 10-Q

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,032	$31,654
Accounts receivable, net	3,190	2,458
Inventories	2,115	2,013
Prepaid expenses and other	3,500	2,692

Total current assets	41,837	38,817
PROPERTY AND EQUIPMENT, NET	219,437	229,119
OTHER ASSETS, NET	6,573	7,315

Total Assets	$267,847	$275,251

LIABILITIES AND PARTNERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,877	$4,493
Accrued interest	1,205	4,819
Accrued and other liabilities	9,058	9,198
Current portion of long-term debt	142,777	—

Total current liabilities	156,917	18,510
LONG-TERM DEBT	—	142,735
OTHER LONG-TERM LIABILITIES	8,480	8,176

Total liabilities	165,397	169,421
COMMITMENTS AND CONTINGENCIES (Note 8)
PARTNERS’ EQUITY	102,450	105,830

Total Liabilities and Partners’ Equity	$267,847	$275,251

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Casino	$19,182	$18,580	$53,396	$52,816
Rooms	9,357	8,782	25,168	25,240
Food and beverage	8,633	8,121	25,088	23,991
Other	2,089	2,046	5,475	5,433

	39,261	37,529	109,127	107,480
Less: promotional allowances	(5,125)	(4,750)	(13,571)	(12,352)

Net operating revenues	34,136	32,779	95,556	95,128

OPERATING EXPENSES:
Casino	10,084	9,930	27,990	27,376
Rooms	2,584	2,489	7,455	7,416
Food and beverage	5,763	5,430	16,746	16,149
Other	1,340	1,503	3,709	4,014
Selling, general and administrative	7,274	7,179	20,966	20,947
Depreciation	3,584	3,584	11,014	11,748
Change in fair value of life insurance contracts	591	(476)	323	(295)
(Gain) loss on disposition of assets	(2)	130	95	210

Total operating expenses	31,218	29,769	88,298	87,565

OPERATING INCOME	2,918	3,010	7,258	7,563

OTHER (INCOME) EXPENSE:
Interest expense	3,764	3,730	11,292	11,261
Interest income	(2)	(4)	(8)	(8)

Total other expense	3,762	3,726	11,284	11,253

NET LOSS	$(844)	$(716)	$(4,026)	$(3,690)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY

(In thousands)

(Unaudited)

	Galleon, Inc.	Eldorado Resorts, LLC	Total

BALANCE, January 1, 2011 (1)	$47,915	$57,915	$105,830
Cumulative effect of adoption of ASU No. 2010-16, Accrual for Casino Jackpot Liability Reserve	323	323	646
Net loss	(2,013)	(2,013)	(4,026)

BALANCE, September 30, 2011 (1)	$46,225	$56,225	$102,450

(1)	Balances include Accumulated Other Comprehensive Income totaling ($762,000) comprised of ($381,000) each for Galleon, Inc. and Eldorado Resorts, LLC.

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

CIRCUS AND ELDORADO JOINT VENTURE

(doing business as Silver Legacy Resort Casino)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,026)	$(3,690)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,014	11,748
Amortization of debt discounts and issuance costs	447	450
Loss on disposition of assets	95	210
Increase in accrued pension cost	304	505
Decrease in provision for doubtful accounts	(57)	(252)
(Increase) decrease in cash value of insurance policies in excess of premiums paid	323	(295)
Changes in current assets and current liabilities:
Accounts receivable	(675)	155
Inventories	(102)	(3)
Prepaid expenses and other	(835)	(966)
Accounts payable	(132)	179
Accrued interest	(3,614)	(3,616)
Accrued and other liabilities (1)	506	858

Net cash provided by operating activities	3,248	5,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of assets	53	56
Increase (decrease) in other assets	14	(188)
Purchase of property and equipment	(1,937)	(8,358)

Net cash used in investing activities	(1,870)	(8,490)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net cash used in financing activities	—	—

CASH AND CASH EQUIVALENTS:
Net increase (decrease) for the period	1,378	(3,207)
Balance, beginning of period	31,654	35,042

Balance, end of period	$33,032	$31,835

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during period for interest	$14,459	$14,461

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
Payables for purchase of property and equipment	$138	$189

(1)	Balance for the nine months ended September 30, 2011 excludes the cumulative-effect adjustment of $646,000 related to the adoption of ASU No. 2010-16, Accrual for Casino Jackpot Liability Reserve.

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

The consolidated financial statements include the accounts of the Partnership and its wholly owned subsidiary, Silver Legacy Capital Corp. (“Capital”). Capital was established solely for the purpose of serving as a co-issuer of $160.0 million principal amount of 10  1/8% mortgage notes due March 1, 2012 co-issued by the Partnership and Capital and, as such, Capital does not have any operations, assets, or revenues. All intercompany accounts and transactions have been eliminated in consolidation. The Partnership operates as one segment.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Partnership as of September 30, 2011, and the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for such periods are not necessarily indicative of the results to be expected for a full year.

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

Reclassifications

Certain reclassifications, which have no effect on previously reported net income (loss), have been made to the 2010 consolidated financial statements to conform to the 2011 presentation. Pursuant to the guidance in the recently issued AICPA Audit and Accounting Guide Gaming, the Partnership reclassified the amounts paid under slot participation agreements from “Casino” revenue to “Casino” expense. The total amount reclassified for the three and nine months ended September 30, 2010 was $0.3 million and $0.7 million, respectively.

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

Note 2. Liquidity

As of September 30, 2011, the Partnership had $142.8 million in 10  1/8% mortgage notes (the “Notes”) outstanding. The entire principal amount of the Notes will become due and payable at maturity on March 1, 2012 and the Partnership will be required to borrow funds to satisfy its repayment obligations under the Notes or otherwise restructure its payment obligations under the Notes. The Partnership has retained the services of outside advisors to assist the Partnership and is exploring various alternatives for refinancing or restructuring its obligations under the Notes. There can be no assurance, however, that the Partnership will be able to refinance or restructure the Notes on terms that are acceptable to the Partnership or, in the case of a restructuring of such obligations, the holders of the Notes, or at all. If the Partnership is unable to refinance or otherwise restructure its obligations with respect to the Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Notes, including foreclosing on the assets securing the Notes. If the Partnership is unable to refinance or otherwise restructure the Notes by March 1, 2012, it would have a material adverse effect on the Partnership’s business and its financial position.

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

Note 3. Fair Value Measurements

Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Accordingly, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, there is a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair values as follows:

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

The Partnership’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. Management believes that the carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are representative of their respective fair values due to the short maturities of these instruments. The estimated fair value of the Partnership’s 10  1/8% mortgage notes was approximately $108.5 million as of September 30, 2011 and was determined using estimated market prices.

Note 4. Debt

Current and long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Current Portion of Long-Term Debt:
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $23)	$142,777	$—

Long-Term Debt:
10 1/8% Mortgage Notes due 2012 (net of unamortized discount of $65)	$—	$142,735

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

The Notes are senior secured obligations which rank equally with all of the Partnership’s outstanding senior debt and are senior to any subordinated debt. The Notes are secured by a security interest in the Issuers’ existing and future assets, other than certain licenses which may not be pledge pursuant to applicable law, and a pledge by each of the Partners of all of its partnership interest in the Partnership. The Notes mature on March 1, 2012 and bear interest at the rate of 10  1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002.

The indenture relating to the Notes contains various restrictive covenants. The covenants require, and/or any covenants in any new credit facility we may secure may require, the maintenance of certain financial ratios and impose limitations on the ability of the Partnership, among other things, to incur additional debt or liens, engage in transactions with affiliates, dispose of property, make distributions to its partners or merge, consolidate or sell assets. As of September 30, 2011, the Partnership was in compliance with the covenants in the indenture relating to the Notes.

The entire principal amount of the Notes will become due and payable at maturity on March 1, 2012 and the Partnership will be required to borrow funds to satisfy its repayment obligations under the Notes or otherwise restructure its payment obligations under the Notes. The Partnership has retained the services of outside advisors to assist the Partnership and is exploring various alternatives for refinancing or restructuring its obligations under the Notes. There can be no assurance, however, that the Partnership will be able to refinance or restructure the Notes on terms that are acceptable to the Partnership or, in the case of a restructuring of such obligations, the holders of the Notes, or at all. If the Partnership is unable to refinance or otherwise restructure its obligations with respect to the Notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the Notes, including foreclosing on the assets securing the Notes. If the Partnership is unable to refinance or otherwise restructure the Notes by March 1, 2012, it would have a material adverse effect on the Partnership’s business and its financial position.

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

As of September 30, 2011, the Partnership’s related parties receivable and payable were $0.2 million and $0.1 million, respectively. As of December 31, 2010, the Partnership’s related parties receivable and payable were $0.2 million and $0.1 million, respectively. Related parties receivable and payable are included in “Accounts receivable, net” and “Accounts payable,” respectively, on the Partnership’s consolidated balance sheets.

Note 6. Supplemental Executive Retirement Plan

Effective January 1, 2002, the Partnership adopted a Supplemental Executive Retirement Plan (“SERP”) for a select group of highly compensated management employees. The SERP provides for a lifetime benefit at age 65, based on a formula which takes into account a participant’s highest annual compensation, years of service, and executive level. The SERP also provides an early retirement benefit at age 55 with at least four years of service, a disability provision, and a lump sum death benefit. The obligation is being funded informally through life insurance contracts on the participants and related cash surrender value. The Partnership anticipates that its periodic pension cost for the year ending December 31, 2011 will be approximately $0.4 million, of which $0.3 million had been accrued as of September 30, 2011.

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

Significant Factors Affecting Results of Operations

Severe Weather

Silver Legacy’s operations are subject to seasonal variation, with the weakest results generally occurring during the winter months. During the first quarter of 2011, our region experienced severe weather conditions, including the second highest snowfall on record. On the majority of the weekends during the first quarter of 2011, travel to Reno from northern California, our main feeder market, was difficult due to poor weather or impossible due to road closures. As a result, there was an adverse effect on business levels, especially hotel occupancy, and our operating performance during the first quarter of 2011 and nine months ended September 30, 2011 compared to the same prior year periods.

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

Bowling Tournaments Within the Reno Market

The National Bowling Stadium, located one block from Silver Legacy, is one of the largest bowling complexes in North America and has been selected to host multi-month tournaments in Reno two out of every three years through 2018, including 2010. Through one-time agreements, the National Bowling Stadium hosted the United States Bowling Congress (“USBC”) Open Tournament in Reno in 2011 and will host the tournament in 2014, both usually off-years for Reno. Historically, these multi-month bowling tournaments have attracted a significant number of visitors to the Reno market and have benefited business in the downtown area, including Silver Legacy. The USBC Open Tournament, which attracted approximately 80,000 bowlers in 2007, returned to the Reno market and attracted approximately 68,500 men and women bowlers to the Reno area during the period from late-February through the end of June 2010. The USBC Open Tournament returned again beginning in late February through the end of June 2011 and brought approximately 62,300 bowlers to the Reno market during the tournament period. The USBC Women’s Tournament will take place in Reno beginning in mid-April through early July 2012 and is expected to attract approximately 32,500 women bowlers.

Summary Financial Results

The following table highlights the results of our operations (dollars in thousands):

	Three months ended September 30, 2011	Three months ended September 30, 2010	Percent Change	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Percent Change
Net revenues	$34,136	$32,779	4.1%	$95,556	$95,128	0.4%
Operating expenses	31,218	29,769	4.9	88,298	87,565	0.8
Operating income	2,918	3,010	(3.1)	7,258	7,563	(4.0)
Net loss	(844)	(716)	17.9	(4,026)	(3,690)	9.1

Net Revenues. During the three months ended September 30, 2011 compared to the same prior year period, net revenues rose due to positive gains among all revenue components. These increases in revenues were partially offset by higher promotional allowances associated with complimentary offers provided to our casino customers which drove visitation during the third quarter of 2011 compared to the same prior year period. While the previously discussed factors which have negatively impacted Reno’s gaming and tourism market as a whole continue to be a challenge, the current quarter benefited from strong holiday and special event weekends, increased convention business and targeted casino promotional offers.

Net revenues increased slightly during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Higher net revenues posted during the third quarter of 2011 compared to the same prior year period were partially offset by decreased net revenues during the first half of 2011 compared to the same prior year period. We believe these decreases resulted from severe weather conditions which had a negative impact on drive-in visitation during the first quarter of 2011, fewer bowler room nights associated with lower attendance during the second quarter of 2011 and decreased convention business throughout the first half of 2011 compared to the same prior year periods.

Operating Income and Net Loss. Reductions in departmental operating expenses, as a percentage of revenues, resulting from continued efforts to minimize costs were offset by decreases in the fair value of our supplemental executive retirement plan’s life insurance contracts during the three and nine months ended September 30, 2011 compared to the same prior year periods. As a result, operating income decreased and net loss increased during both periods in 2011 compared to the same prior year periods.

Revenues

The following table highlights the components of operating revenues (dollars in thousands):

	Three months ended September 30, 2011	Three months ended September 30, 2010	Percent Change	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Percent Change
Casino	$19,182	$18,580	3.2%	$53,396	$52,816	1.1%
Rooms	9,357	8,782	6.5	25,168	25,240	(0.3)
Food and beverage	8,633	8,121	6.3	25,088	23,991	4.6
Other	2,089	2,046	2.1	5,475	5,433	0.8
Promotional allowances	(5,125)	(4,750)	7.9	(13,571)	(12,352)	9.9

Casino Revenues. During the three and nine months ended September 30, 2011 compared to the same prior year periods, table games drop increased 4.0% and 2.7%, respectively, and slot handle increased 1.5% and 1.0%, respectively. Severe weather disrupted traffic flow from our feeder markets during the first quarter of 2011 compared to the same prior year period and bowler attendance declined during the second quarter of 2011 compared to the same prior year period; however, the negative impact on mass market casino play associated with decreased visitation was offset by growth in tracked table games play and slot handle. The increases in casino volume during the three and nine months ended September 30, 2011 compared to the same prior year periods were driven by promotional incentives, including non-negotiable chips, slot free play, room offers and complimentaries, provided to customers in our casino database and growth within our locals customer demographic. Additionally, a higher table games hold percentage also contributed to the increase in casino revenues during the third quarter of 2011 compared to the same prior year period. Hold percentages in both years were within normal ranges.

Rooms Revenues. Rooms revenues rose during the three months ended September 30, 2011 compared to the same prior year period primarily due to an increase in our ADR of $5.10, and to a lesser extent, an increase in occupied room nights of 1.0%. Our ADR and occupancy percentages were $78.75 and 73.7%, respectively, for the three months ended September 30, 2011 compared to $73.65 and 73.3%, respectively, for the three months ended September 30, 2010. The increase in ADR during the current quarter compared to the same prior year period resulted from efforts to elevate room rates via effective rate yield management, the increase in our resort fee from $3 to $6 effective September 1, 2010, and increased room nights from our convention segment which typically produces a higher room rate.

During the nine months ended September 30, 2011 compared to the same prior year period, our ADR and occupancy percentages were $75.41 and 69.5%, respectively, compared to $72.55 and 71.5%, respectively, during the nine months ended September 30, 2010. Despite the increase in our ADR associated with the higher resort fee, hotel revenues decreased slightly during the nine months ended September 30, 2011 due to declines in hotel occupancy. This decline in hotel occupancy was primarily due to fewer convention room nights, the majority of which were attributable to the absence of a large convention which took place in March 2010 along with a major city-wide convention which took place in June 2010. Declines in bowler room nights associated with the reduction in bowlers visiting the Reno market during the second quarter of 2011 compared to the second quarter of 2010 along with the severe weather experienced during the first quarter of 2011 compared to the first quarter of 2010 also contributed to the declines in hotel occupancy.

Food and Beverage Revenues. Food and beverage revenues rose during the three and nine months ended September 30, 2011 compared to the same prior year periods as a result of increased restaurant customer counts among a majority of our restaurants, higher complimentaries associated with promotional offers, and growth in convention and ballroom catering revenues. Restaurant customer counts increased 3.4% and 3.0%, respectively, for the three and nine months ended September 30, 2011 compared to the same prior year periods. Additionally, our average restaurant check increased during the three and nine months ended September 30, 2011 compared to the same prior year periods due to selective menu price revisions in several of our restaurants and had a positive impact on food and beverage revenues.

Other Revenues. Other revenues are comprised of revenues generated by our retail outlets, entertainment, other miscellaneous items, and our share of ballroom revenues. During the three months ended September 30, 2011 compared to the same prior year period, other revenues increased primarily due to increased retail revenues, ATM commissions and convention incentive fees. These increases were partially offset by declines in ballroom revenues associated with fewer banquet functions and decreased entertainment revenues resulting from a decrease in concert dates during the third quarter of 2011 compared to the same prior year period.

Other revenues remained flat during the nine months ended September 30, 2011 compared to the same prior year period. Increases in retail and other revenues were offset by decreases in ballroom and entertainment revenues during the nine months ended September 30, 2011 compared to the same prior year period.

Promotional Allowances. Promotional allowances, expressed as a percentage of gross revenues, increased to 13.1% and 12.4%, respectively, during the three and nine months ended September 30, 2011 compared to 12.7% and 11.5%, respectively, during the three and nine months ended September 30, 2010. This year over year growth was attributable to increases in rooms, food, beverage, concert tickets and retail promotional offers to our casino customers. These increases resulted from efforts to drive visitation to Silver Legacy, utilize available room inventory during slower periods, reward customer loyalty, attract new players and market our improved players’ club which was revised in August 2010.

Operating Expenses

The following table highlights our operating expenses (dollars in thousands):

	Three months ended September 30, 2011	Three months ended September 30, 2010	Percent Change	Nine months ended September 30, 2011	Nine months ended September 30, 2010	Percent Change
Casino	$10,084	$9,930	1.6%	$27,990	$27,376	2.2%
Rooms	2,584	2,489	3.8	7,455	7,416	0.5
Food and beverage	5,763	5,430	6.1	16,746	16,149	3.7

Other	1,340	1,503	(10.8)	3,709	4,014	(7.6)
Selling, general and Administrative	7,274	7,179	1.3	20,966	20,947	0.1
Depreciation	3,584	3,584	0.0	11,014	11,748	(6.2)
Change in fair value of life insurance contracts	591	(476)	(224.2)	323	(295)	(209.5)
(Gain) loss on disposition of assets	(2)	130	(101.5)	95	210	(54.8)

Casino Expenses. Casino expenses increased during the three and nine months ended September 30, 2011 compared to the same prior year periods primarily due to increased promotional allowances related to the cost of rooms, food, beverage, ticket and retail complimentaries allocated to the casino department and an increase in the liability associated with unredeemed players’ club complimentaries. These increases were partially offset by savings in casino departmental payroll resulting from operational efficiencies, declines in bad debt expense and decreased special events expenses as a result of continued efforts to reduce costs and maximize profitability.

Rooms Expenses. During the three and nine months ended September 30, 2011 compared to the same prior year periods, rooms expenses increased mainly due to higher costs resulting from increased free-to-guest internet usage and increased laundry expenditures associated with our improved room product and linens presentation implemented during our room remodel project which was completed in December of 2010. These expenses were partially offset by savings, on a per occupied room basis, in hotel department payroll and supplies. During the third quarter of 2011 compared to the same prior year period, increased room nights also drove the increase in room expenses; however, the growth in our ADR resulted in an improved profit margin during the current quarter.

Food and Beverage Expenses. During the three and nine months ended September 30, 2011 compared to the same prior year periods, food and beverage expenses rose primarily due to higher departmental payroll and food cost of sales as a result of growth in restaurant customer counts. These increases were partially offset by a higher amount of complimentaries allocated to the casino departments during both periods in 2011 compared to 2010.

Other Operating Expenses. Other operating expenses are comprised of expenses associated with the operation of our retail outlets and the ballroom along with the entertainment department’s production costs and professional fees. Other operating expenses decreased during the three and nine months ended September 30, 2011 compared to the same prior year periods principally due to lower ballroom expenses associated with decreased ballroom usage along with declines in entertainment expenses. These declines were partially offset by increases in retail expenses in conjunction with higher retail revenues during the three and nine months ended September 30, 2011 compared to the same prior year periods.

Selling, General and Administrative Expenses. During the three months ended September 30, 2011 compared to the same prior year period, selling, general and administrative expenses increased mainly as a result of higher advertising media expenditures associated with a new television commercial and expanded advertising campaign, legal and financial advisor professional services, and higher electricity costs due to increased rates. These increases were partially offset by reductions in payroll, benefits, property taxes, insurance expense and building repairs and maintenance.

During the nine months ended September 30, 2011 compared to the same prior year period, selling, general and administrative expenses remained flat. The same factors affecting the third quarter of 2011 also impacted the nine months ended September 30, 2011 compared to the same prior year period with the exception of utilities costs which decreased due to lower usage resulting from operational efficiencies throughout the first half of 2011 compared to 2010.

Depreciation Expense. Depreciation expense for the three and nine months ended September 30, 2011 compared to the same prior year periods remained flat. Increased depreciation of assets associated with our hotel room remodel project which were placed into service and depreciated throughout the latter half of 2010 was offset by declines in depreciation due to many 15 year assets becoming fully depreciated in 2011.

Change in Fair Value of Life Insurance Contracts. These amounts relate to the change in fair value of life insurance contracts that informally fund a portion of our supplemental executive retirement plan. During the three and nine months ended September 30, 2011 compared to the same prior year periods, the fair value of these life insurance contracts decreased due to declines in the underlying insurance investment return.

Other (Income) Expense

Other (income) expense is comprised of interest expense and interest income and remained flat during the three and nine months ended September 30, 2011 compared to the same prior year periods.

Liquidity and Capital Resources

During the nine months ended September 30, 2011, cash flows provided by operating activities was $3.2 million compared to $5.3 million during the same prior year period. This change in cash flows provided by operating activities was primarily due to the increase in our net loss combined with various changes in balance sheet accounts which occurred in the normal course of business. As of September 30, 2011, cash and cash equivalents were $33.0 million which is sufficient for normal operating requirements.

Cash used in investing activities for the nine months ended September 30, 2011 was $1.9 million compared to $8.5 million during the same prior year period, and related primarily to capital expenditures for various renovation projects and equipment purchases. The decrease during the nine months ended September 30, 2011 compared to the same prior year period was mainly due to the purchase of furniture and fixtures for our hotel room remodel project which was completed in December of 2010. Our executive committee has approved $2.5 million in capital expenditures for 2011.

There was no cash used in financing activities during the nine months ended September 30, 2011 and 2010.

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

10  1/8% Mortgage Notes

On March 5, 2002, the Partnership and Capital co-issued $160.0 million principal amount of 10  1/8% senior secured mortgage notes due 2012. The notes are senior secured obligations which rank equally with all of the Partnership’s other outstanding senior debt and senior to any subordinated debt. The notes are secured by a security interest in substantially all of the Issuers’ existing and future assets, other than certain licenses which may not be pledged under applicable law. Each of the Partnership’s partners executed a pledge of all of its partnership interests in the Partnership to secure the notes. The notes mature on March 1, 2012 and bear interest at the rate of 10  1/8% per annum, payable semi-annually in arrears on March 1 and September 1 of each year, commencing on September 1, 2002. As of September 30, 2011, we were in compliance with all of the covenants in the indenture related to the notes.

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

We believe we have sufficient capital resources to fund capital commitments and make interest payments on our 10  1/8% mortgage notes up to the March 1, 2012 maturity date. Our future sources of liquidity are anticipated to be from our operating cash flow and cash reserves. However, the entire principal amount of our notes will become due and payable at maturity on March 1, 2012 and the Partnership will be required to borrow funds to satisfy our repayment obligations under the mortgage notes or otherwise restructure our payment obligations under the mortgage notes.

We have retained the services of outside advisors to assist us with exploring various alternatives for refinancing or restructuring our obligations under the 10  1/8% mortgage notes. There can be no assurance, however, that we will be able to refinance or restructuring the mortgage notes on terms that are acceptable to us or, in the case of a restructure of the mortgage notes, the holders of such notes, or at all. If we are unable to refinance or restructure our obligations with respect to the mortgage notes, the holders thereof will be entitled to exercise the remedies provided in the indenture governing the notes, including foreclosing on the assets securing the mortgage notes. If we are unable to refinance or restructure the notes by March 1, 2012, it would have a material adverse effect on our business and our financial position.

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

Critical Accounting Policies

A description of our critical accounting policies can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies during the nine months ended September 30, 2011.

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

We are potentially exposed to market risk in the form of fluctuations in interest rates and their potential impact upon our variable rate debt outstanding. We evaluate our exposure to this market risk by monitoring interest rates in the marketplace and we have, on occasion, utilized derivative financial instruments to help manage this risk although we did not utilize any derivative financial instruments during the nine months ended September 30, 2011. As of September 30, 2011, we had no variable rate debt outstanding.

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

Part II. OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits.

31.1	Certification of Gary L. Carano

31.2	Certification of Stephanie D. Lepori

32.1	Certification of Gary L. Carano pursuant to 18 U.S.C. Section 1350

32.2	Certification of Stephanie D. Lepori pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation, Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

CIRCUS AND ELDORADO JOINT VENTURE

Date: November 14, 2011	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Chief Accounting and Financial Officer (Principal Financial and Accounting Officer)

SILVER LEGACY CAPITAL CORP.

Date: November 14, 2011	By:	/s/ Gary L. Carano
Gary L. Carano
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Stephanie D. Lepori
Stephanie D. Lepori
Treasurer (Principal Financial and Accounting Officer)